Form 10QSB
period 2002-03-31
AIR TEST TECHNOLOGY INC
filed 2002-05-15
CIK 1103760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2002
                     Commission file number 333-67126

                      Air Test Technology, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

             Delaware                                     33-0883404
  ------------------------------                      ------------------
 (State or Other Jurisdiction of                       I.R.S. Employer
  Incorporation or Organization)                       Idenification No.

   4190 Bonita Road #105, Bonita CA                           91902
  ---------------------------------------                 ----------
  (Address of Principal Executive Offices)                (ZIP Code)

                             (619) 267-0450
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         Not applicable
    --------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No  [ ]
     ---            ---

There were 8,400,000 shares of Common stock outstanding as of May 1, 2002.

                                     PART I

Item 1. Financial Statements.
                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                                   (UNAUDITED)


                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS




PAGE  1  BALANCE SHEET AS OF MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE  2  STATEMENTS  OF  OPERATIONS  FOR THE THREE  MONTHS ENDED
         MARCH 31, 2002 AND 2001 AND FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

PAGE  3  STATEMENTS  OF CASH FLOWS FOR THE THREE  MONTHS  ENDED
         MARCH 31, 2002 AND 2001 AND FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

PAGES 4  NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2002

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                                                           March 31, 2002
                                                                            (Unaudited)           December 31, 2001
                                                                        ---------------------     -------------------
CURRENT ASSET
 Cash                                                                $                3,384    $              8,084
                                                                        ---------------------     -------------------

TOTAL ASSETS                                                         $                3,384    $              8,084
------------
                                                                        =====================     ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                          $                 -       $               -
                                                                        ---------------------     -------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
  none issued and outstanding                                                          -                       -
 Common stock, $0.0001 par value, 50,000,000 shares authorized,
  8,400,000 shares issued and outstanding                                               840                     840
 Additional paid-in capital                                                          20,472                  20,472
 Accumulated deficit during development stage                                       (17,928)                (13,228)
                                                                        ---------------------     -------------------

TOTAL STOCKHOLDERS' EQUITY                                                            3,384                   8,084
                                                                        ---------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $                3,384    $              8,084
------------------------------------------
                                                                        =====================     ===================

                See accompanying notes to financial statements.
                                        1
                                                                               3

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three           For the Three          For the Period from
                                                                                                    December 1, 1999
                                                    Months Ended             Months Ended         (Inception) to March
                                                   March 31, 2002           March 31, 2001              31, 2002
                                                  ------------------      -------------------     ----------------------

SALES                                          $              -        $               -       $                  -
                                                  ------------------      -------------------     ----------------------

OPERATING EXPENSES
 Outside services                                             -                        -                         2,272
 Professional fees                                           3,368                      260                     12,171
 Other selling, general and administrative                   1,332                      717                      3,485
                                                  ------------------      -------------------     ----------------------
       Total Operating Expenses                              4,700                      977                     17,928
                                                  ------------------      -------------------     ----------------------

NET LOSS                                       $            (4,700)    $               (977)   $               (17,928)
--------
                                                  ==================      ===================     ======================

NET LOSS PER SHARE - BASIC AND DILUTED         $              -        $               -       $                  -
                                                  ==================      ===================     ======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 DURING THE PERIOD -
 BASIC AND DILUTED                                       8,400,000                8,400,000                  8,400,000
                                                  ==================      ===================     ======================

2
                                                                               4

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION)
                                TO MARCH 31, 2002



                                            Common Stock        Additional           Deficit            Total
                                                                               Accumulated During
                                                                 Paid-In           Development

                                     Shares         Amount       Capital              Stage
                                     ------------  ------------ -------------  --------------------  ------------
Common stock issued for cash          8,400,000    $      840   $     -        $           -                840
Capital contribution by promoter          -              -              472                -                472
Net loss for the period from
  December 1, 1999 (inception)
  to December 31, 1999                    -              -            -                      (472)         (472)
                                     ------------  ------------ -------------  --------------------  ------------
Balance, December 31, 1999            8,400,000           840           472                  (472)          840

Capital contribution by stockholder       -              -           10,000                -             10,000
Net loss for the year ended
December 31, 2000                         -              -            -                    (3,665)       (3,665)
                                     ------------  ------------ -------------  --------------------  ------------
Balance, December 31, 2000            8,400,000           840        10,472                (4,137)        7,175

Capital contribution by stockholder       -              -           10,000                -             10,000
Net loss for the year ended
December 31, 2001                         -              -            -                    (9,091)       (9,091)
                                     ------------  ------------ -------------  --------------------  ------------

Balance, December 31, 2001            8,400,000           840        20,472               (13,228)        8,084

Net loss for the three months
March 31, 2002                           -              -            -                    (4,700)       (4,700)
                                     ------------  ------------ -------------  --------------------  ------------

BALANCE, MARCH 31, 2002               8,400,000    $      840    $   20,472     $         (17,928)   $    3,384
-----------------------
                                     ============  ============ =============  ====================  ============


                See accompanying notes to financial statements.
                                        3
                                                                               5

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           For the Period from
                                                   For the Three       For the Three        December 1, 1999
                                                   Months Ended         Months Ended      (Inception) to March
                                                  March 31, 2002       March 31, 2001           31, 2002
                                                  -----------------  -------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $        (4,700)   $            (977)    $           (17,928)
   Adjustments to reconcile net loss to
    net cash used in
    operating activities:
   Expenses contributed by promoter                          -                    -                        472
   (Decrease)/increase in accounts payable                   -                      75
                                                                     -------------------  ----------------------
                                                  -----------------
       Net Cash Used In Operating Activities               (4,700)                (902)                (17,456)
                                                  -----------------  -------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                        -                    -                       -

CASH FLOWS FROM FINANCING ACTIVITIES
   Contribution from stockholder                             -                    -                     20,000
   Proceeds from issuance of common stock                    -                    -                        840
                                                  -----------------  -------------------  ----------------------
       Net Cash Provided By Financing Activities             -                    -                     20,840
                                                  -----------------  -------------------  ----------------------

NET INCREASE (DECREASE) IN CASH                            (4,700)                (902)                  3,384

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                        8,084                7,175                    -
                                                  -----------------  -------------------  ----------------------

CASH and cash equivalents -
 end of PERIOD                                    $         3,384    $           6,273     $             3,384
 -------------
                                                  =================  ===================  ======================


                       See accompanying notes to financial statements.
                                        4
                                                                               6

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                                         AS OF MARCH 31, 2002
                                   (UNAUDITED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A) Organization and Description of Business

        Air Test Technology, Inc. (a development stage company) (the "Company") was incorporated in Delaware on December 1, 1999. The Company has developed a working prototype of a safety device that will open a garage door when carbon monoxide is detected. A second use for this device is under development and is intended for use as a warning device in aircraft with combustion heaters.

        The Company's activities during the development stage have included corporate formation, stock issuance, and development of a product prototype. The Company's ability to commence operations is contingent upon its ability to identify a market for its product, initiate product production, and raise the additional capital it may require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

        For more information see the Company's SB-2 /A filing dated December 13, 2001.


NOTE 2  STOCKHOLDERS' EQUITY


       (A) Preferred Stock

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors.

       (B) Common Stock

       The Company is authorized to issue 50,000,000 shares of common stock at $.0001 par value. In December 1999, the Company issued 8,400,000 shares of its common stock to various stockholders pursuant to Section 4 (2) of the Securities Act of 1933, as amended, for an aggregate consideration of $840. Expenses incurred during the development stage of the Company for the period ended December 31, 1999 were paid by the promoter.

        In each of the years ended December 31, 2001 and 2000, a stockholder contributed $10,000 to the Company to provide working capital so that it could pay certain operating expenses. There has been no additional capital contributions during the three months ended March 31, 2002.

                                       4
                                                                               7

Managements Discussion and Analysis of Financial Condition and
Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Forms SB-2 and 10KSB.

Condition and Results of Operations.

Three months ended March 31, 2002 and 2001.

Net sales were $0 for the quarters ended March 31, 2002 and 2001.

Operating Expenses were $4,700 for the quarter ended March 31, 2002 and $977 for the same quarter in 2001. This increase is attributed to accounting and audit expenses.

On March 31, 2002 the Company had a Stockholder's Equity of $3,384 and on March 31, 2001 of $8,084.


Air Test may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.


   In February of 2000 and again on October 16, 2001 Fulford Partners, Ltd. contributed $10,000 to the capital of Air Test. Fulford Partners, Ltd. is a major Class A shareholder in Pt. Loma and as such would benefit from the success of Air Test. Since this is a contribution of capital it represents no liability to Air Test. Andrew Coldicutt, one of Air Test's Directors, is the adult son of one of the Class A shareholders of Pt. Loma. Fulford Partners received 103,125 shares of Air Test stock in the distribution. Mr. Thomas

C. Coldicutt parent of Andrew Coldicutt received 103,125 shares of Air Test stock in the distribution. Mr. Coldicutt is the sole owner of Fulford Partners, Ltd.


The following is the history and projected future activities of the company in milestone format.


   Milestones:

1.  Development of prototype idea was done in mid 2000.

2.  Production of a physical prototype was done in March of 2001.

3. Initial small market study was carried out solely by Air Test in September of 2001.

4. Development of a product brochure is planned for September 2002. Estimated cost $300.

5. Additional company to company market study using brochure planned for later in the year. Cost estimate $300.

6.  Mail brochures to garage door companies in California and follow up with
    telephone interviews.   $500.

7. Develop list of manufacturers and assess pricing. Determine price, quantity and delivery..

8. Place order for small initial product production. End of 2002. Cost will depend on information obtained in milestone 7.

9. Spring of 2003. Market initial production to companies identified in mile stones 5 and 6. Cost will depend on information from milestone 5 and 6 as to number of stores. This mile-stone should mark the first revenues for Air Test.

10. Determine future production and sales effort from information gained from initial sales effort. Depending on the size of the production and potential Air Test may need to obtain addition capital from loans or sale of additional equity.

In the next twelve months, Air Test will pursue arrangements for the sale of its products. If the price of production can be kept reasonable, revenues could be expected late in 2003. A manufacturing source will be sought early in 2003. Initial placement of the product in appropriate outlets will take place in the Second quarter of 2003 in San Diego County as a starting location.

                                  RISK FACTORS

Purchasers of Air Test's common stock described here should carefully consider the following factors, which make Air Test's common stock a high risk security.

(1) Air Test is a start up company and subject to all the risks of a new business.

The company is very small and only recently has it begun exploring development possibilities. Manufacturing estimates are now being obtained and may not prove economical for production for the general market. Since we are just starting the proposed operations the investor is at risk that this new business will not be able to make a profit or take a very long time to accomplish that.

(2) Lack of experience in the electric and home improvement business may result in unsatisfactory management.

No history in operating a retail and home improvement business may risk investor funds due to the inexperience of the officers and directors who are making business decisions. This lack of experience may result in an inability to run a successful business. There is no assurance that Air Test will ever produce earnings. (See "Business" and "Management.")

(3) Additional funds may be needed and may not be able to be raised.

Without additional capital the original investor funds may be at risk. The balance sheet for the year ended December 31, 2001, shows a stockholder's equity of only $8,084 and working capital of only $8,084. Since January 1, 2000 a major shareholder, Fulford Partners, LTD., contributed $10,000 in Feburary 2001 and another $10,000 on October 16, 2001 to the capital of Air Test. The father of Air Test Director Andre Coldicutt is Thomas Coldicutt who is the sole owner of Fulford Partners, Ltd. We estimate sufficient funds for approximately twelve months of current operations. Thus, we may need to raise additional capital and there is no assurance that we will be able to raise sufficient for continuing needs. While Air Test intends to sell its products through existing retail outlets and distributors, and to possibly receive prepaid royalties, there can be no assurance that we will be successful in achieving the objectives. As of this date Air Test has manufactured only the prototypes and has sold no units.Mr. J. Michael Page, a Director of Air Test is also the only Officer and the only Director of Pt. Loma.

(4) Our product may have no market interest and result in few sales. With little or no sales the company may not be able to continue operation. The proposed marketing of our product has inherent risks. It is a new and untried product with a possibly limited market. We cannot accurately predict the acceptance of the product or the time frame in which any sales will be made.

We have surveyed the market to get an indication of the potential but the results are unpredictable at this time.

(5) There may be other companies intending to enter this market.

Air Test considers its "market" to be the field of poisonous gas detection. Air Test will operate in a business field where the competing companies are much larger and more experienced in the electronic business and much better at predicting consumer interests. A competing product may reduce the desirability of our unit. Also, because other established electronics companies will likely have much larger amounts of capital than we have, we may find it very difficult to infuse enough money to compete and make a profit. Companies which presently manufacture garage door openers and carbon monoxide detectors may also enter this market.

(6) We have not secured a manufacturing source yet and may not be able to do so. A specific manufacturer has not been found as yet and may not be possible To obtain at a reasonable price for the product. Air Test does not Intend to do its own manufacturing and will be completely dependent on outside companies for the production of its product. While the availability of a company to produce the product may not be a problem, the cost of such production may be too high to make mass marketing feasible. If the price of the product cannot be at a level that would interest the potential consumer then there be no sales the investor may lose the money invested.

(7) Our market study may prove incorrect about the desirability of the product. The evaluation of the Company's products has been done solely by its officers and directors. No independent analysis or study of its products has been done by anyone engaged by Air Test. The investor is at risk if the company's studies have overestimated the product's marketability.

(8) We are liable for the safety of the product even though we are not manufacturing it. Although Air Test is not and does not intend to be involved in the actual manufacturing process (since we intend to use subcontracting arrangements), there may be liability to the Company since we were responsible for the design. The Company presently has no product liability insurance coverage. We believe that this is appropriate at present considering the nature of the product and the stage of development. There can be no assurance that this decision will not result in consequent loss to us and therefore to the investor.


(9) Air Test is completely dependent on its management for the product development.,The current management is the only personnel available to develop the product and it is probable that we would not have sufficient capital to hire personnel to continue the development of the product should management for any reason cease or be unable to continue to work. Without personnel to replace officer and director management the company could not continue to operate. The present management acquired its controlling interest in Air Test on December 2, 1999.

(10)  The investor has no say in the management of the company.

Certain officers and directors and major shareholder (i.e. Mr J. Michael Page, director and Mr. Andrew Coldicutt, corporate secretary and a director) own 95% of the company's common stock and will be in a position to continue to control

Air Test. Such close control may be risky to the investor because the entire company's operation is dependent on a very few people who could lose their ability, or interest in pursuing the company's operation.

(11) No cash dividends are anticipated in the foreseeable future.

Since Air Test does not anticipate that it will pay dividends the investor will only profit by the increase in value of his shares. Our profits, if any, during the next several years will necessarily be used to develop and possibly expand the product lines and business.

(12) There is no market for the common stock.

Even after the distribution of the shares there is no assurance a market will develop. The common stock will not initially be traded on NASDAQ or any Securities Exchange which may result in the risk of minimal liquidity of the investment.

(13) Our stock may be low priced and therefore less liquid.

Because the company's common stock is likely to trade below $5.00 per share, We are subject to the Securities enforcement and Penny Stock Reform Act of 1990 (the "Penny Stock Rules") . The Penny Stock Rules may adversely affect the market liquidity for our common stock because broker-dealers trading in

Penny Stocks must, among other things:
      * Provide customers with a risk disclosure statement setting forth certain specified information prior to a purchase transaction;
      * Disclose to the customer inside bid quotation and outside offer quotation for this Penny Stock, or, in a principal transaction, the broker-dealer's offer price for the Penny Stock;
      * Disclose the aggregate amount of any compensation the broker-dealer receives in the transaction;
      * Disclose the aggregate amount of the cash compensation that any associated person of the broker-dealer, who is a natural person, will receive in connection with the transaction;

      * Deliver to the customer after the transaction certain information concerning determination of the price and market trading activity of the Penny Stock.

Non-stock exchange and non-NASDAQ stocks would not be covered by the definition of penny stock for:
    (i) issuers who have $2,000,000 tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years);
    (ii) transactions in which the customer is an institutional accredited investor;
    (iii)transactions that are not recommended by the broker-dealer.

                          PENNY STOCK RULE

The Securities and Exchange commission has adopted rule 15g-9 which established the definition of a "penny stock", for the purposes relevant to Air Test, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
     (1) that a broker or dealer approve a person's account for transactions in penny stocks: and
     (2) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
         In order to approve a person's account for transactions in penny stocks, the broker or dealer must
     (1) obtain financial information and investment experience objectives of the person; and
     (2) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock,
     (1) a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,
     (2) sets forth the basis on which the broker or dealer made the suitability determination; and
     (3) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about
     (1) the commissions payable to both the broker-dealer and the registered representative,
     (2) current quotations for the securities, and
     (3) the rights and remedies available to an investor in cases of fraud in penny stock transactions.
     (4) monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(14) Potential Future Sales Pursuant to Rule 144. Of the 8,400,000 shares of Air Test's common stock outstanding prior to this Offering, all are "Restricted Securities," as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (the "Act"). In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may sell, within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, without any quantity limitation, by a person who is not an affiliate of the Company and who has beneficially owned the shares a minimum period of two years. Hence, the possible sale of these restricted shares may, in the future, dilute an investor's percentage of free-trading shares and may have a depressive effect on the price of Air Test's common stock.

(15) Potential Anti-Takeover Effect of Authorized Preferred Stock. The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock with the rights, preferences, privileges and restrictions thereof to be determined by the Board of Directors of Air Test. Preferred stock can thus be issued without the vote of the holders of common stock. Rights could be granted to the holders of preferred stock which could reduce the attractiveness of Air Test as a potential takeover target, make the removal of management more difficult, or adversely impact the rights of holders of common stock. No preferred stock is currently outstanding, and we have no present plans for the issuance of any shares of preferred stock.


(16) Product Patent. We have elected not to pursue a product patent at this time until further development of the company's potential is explored. There is risk that the product will be seen and copied and we will lose the competitive edge.

(17) Possible conflict in Management. Since there is a common individual on the board of directors of both Air Test and Pt. Loma Holding Company, Inc. and the companies have a common officer, there may arise conflicts of interest in his duties to the individual companies. After the distribution the companies will have mostly common shareholders.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 2.  Changes in Securities.

            None

Item 3.  Defaults Upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.  Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

         (a) (2)  Filed by reference; Form SB-2 filed November 5, 2001.
             (3)  Filed by reference; Form SB-2 filed November 5, 2001.
             (11) Statement re: Computation of per share earnings.


          (b) There was one report on 8-K filed May 10, 2002 reporting the audit of December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AIR TEST TECHNOLOGY, INC.


                                      "S" DOUGLAS HENDERSON
                                      ---------------
Date: 5/14/2002              By       "S" DOUGLAS HENDERSON

b) 11   Computation of per share earnings 03/31/2002

                   Air Test Technology, Inc.
              Weighted Average Shares Outstanding
                       March 31, 2002

Weighted Average Shares       8,400,000

Net Loss                        $ 4,700

Net Loss Per Share               $0.0005