Form 10KSB
period 2001-12-31
AIR TEST TECHNOLOGY INC
filed 2002-05-17
CIK 1103760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     X  Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the fiscal year ended December 31, 2001

     __ Transition report under Section 13 or 15(d) of the Securities
Exchange
Act of 1934

     For the transition period from __________ to ___________

     Commission file number          # 333-67126

              Air Test Technology, Inc.
          (Name of Small business Issuer in Its Charter)

           Delaware                  33-0883404
  (State or Other Jurisdiction of       (IRS Employer
  Incorporation or Organization)       Identification No.)

  3715 Mission Blvd. San Diego, CA               92109
 (Address of Principal Executive Offices)      (ZIP Code)

                         (858) 488-7050
(Issuer's Telephone Number, Including Area Code)

Securities to be Registered under Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange
                                       On Which Registered

Securities to be Registered under Section 12(g) of the Act:

       Common Stock

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days

    Yes   X          No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. X

      Issuer's revenues for its most recent fiscal year.
                         None

     Number of shares outstanding of common equity, as of March 1, 2002.
           8,400,000 shares

                                     PART I


ITEM 1  DESCRIPTION OF BUSINESS

                                      The Company


Air Test was incorporated in Delaware on December 1, 1999. Our address and telephone numbers are 4190 Bonita Road, #105, Bonita, CA 91902; (619) 267-0450, Fax (619) 267-0452.
Air Test has developed a device which uses a carbon monoxide detector in combination with a garage door opener to provide clearance of dangerous gas. When carbon monoxide is detected the Air Test unit operates the garage door opener allowing escape of the dangerous gas. The prototypes produced operate properly as described.

Air Test's product is not yet comerically viable.
                                                                   Page 2
Competition
When the company founders conceived the idea they observed and inquired as to a similar product available to consumers. Though they have found none to date that does not preclude the possibility of a similar product somewhere. While there are numerous carbon monoxide detectors on the market, none to our knowledge is combined with any electrical or mechanical device to open a garage door automatically in the presence of carbon monoxide. Likely competition would come from garage door manufacturers and those companies already producing the component carbon monoxide detector.



Governmental Regulations

     The Company, to the best of its knowledge, knows of no government regulations in regard to its product.

ITEM  2.   DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is provided sufficient space to conduct its present business by the president of the Company. In the near future the Company will be looking for its own space. The Company expects to have no problems finding the space it needs at prices which it can afford..

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II



ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Title of Class                          Number of Record Holders

           Common                                  203
                                                                      Page 3

The Company's common stock is traded on Non-Nasdaq OTC

The Company became public on January 4, 2002 with a distribution of 400,000 shares of its common stock under a SB-2 filing. During the first quarter on 2002 there has been no significant trading of the Company's stock.




ITEM  6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Information provided in this Annual Report on Form 10KSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form SB-2 and on Form 10QSB.


Comparison of year ending December 31, 2001 with December 31, 2000

Net sales were $0 for the years ended December 31, 2001 and 2000. General and Administrative Expenses were $9,091 for 2001 and $3,665 for 2000. The change is not considered indicative of any trend.
Net loss was $9,091 for 2001 and $3,665 for 2000. This change is not considered indicative of any trend.

The Company is still a "Development Stage Company".

The Company had total assets of $8,084 on December 31, 2001.

It is Management's plan to raise additional funds through the sale of equity or to seek additional capital through a merger with an existing operating company.

Present Business Activities: We are preparing a market study with inquiries to appropriate types of businesses as to their opinion of the usefulness and marketability of the product. This market study is being done by Air Test without outside independent assistance. The prototype has been installed in two garages as working examples. The product is not commercially viable at this time.
                                                                      Page 4

                                  RISK FACTORS

Purchasers of Air Test's common stock should carefully consider the following factors, which make Air est's common stock a high risk security.

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

Without additional capital the original investor funds may be at risk. The balance sheet for the year ended December 31, 2001, shows a stockholder's equity of only $8,084 and working capital of only $8,084. Since January 1, 2000 a major shareholder, Fulford Partners, LTD., contributed $10,000 in Feburary 2001 and another $10,000 on October 16, 2001 to the capital of Air Test. We estimate sufficient funds for approximately twelve months of current operations. Thus, we may need to raise additional capital and there is no assurance that we will be able to raise sufficient for continuing needs. While Air Test intends to sell its products through existing retail outlets and distributors, and to possibly receive prepaid royalties, there can be no assurance that we will be successful in achieving the objectives. As of this date Air Test has manufactured only the prototypes and has sold no units. (4) Our product may have no market interest and result in few sales. With little or no sales the company may not be able to continue operation. The proposed marketing of our product has inherent risks. It is a new and untried product with a possibly limited market. We cannot accurately predict the acceptance of the product or the time frame in which any sales will be made.

We have surveyed the market to get an indication of the potential but the results are unpredictable at this time.

(5) There may be other companies intending to enter this market.

Air Test considers its "market" to be the field of poisonous gas detection. Air Test will operate in a business field where the competing companies are much larger and more experienced in the electronic business and much better at predicting consumer interests. A competing product may reduce the desirability of our unit. Also, because other established electronics companies will likely have much larger amounts of capital than we have, we may find it very difficult to infuse enough money to compete and make a profit. Companies which presently manufacture garage door openers and carbon monoxide detectors may also enter this market (See "Competition").

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

(12) There is no liquid market for the common stock.

There is no assurance that a liquid market will develop. The common stock does not trade on NASDAQ or any Securities Exchange which may result in the risk of minimal liquidity of the investment.

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


ITEM 7.  FINANCIAL STATEMENTS.

                           AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS



PAGE     1     INDEPENDENT AUDITORS' REPORT

PAGE     2     BALANCE SHEET AS OF DECEMBER 31, 2001

         3     STATEMENTS OF  OPERATIONS  FOR THE YEARS ENDED
               DECEMBER 31, 2001 AND 2000, AND FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 2001

PAGE     4     STATEMENT OF CHANGES IN  STOCKHOLDERS'  EQUITY FOR THE PERIOD
               FROM  DECEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 2001

PAGE     5     STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED
               DECEMBER  31, 2001 AND 2000,  AND FOR THE PERIOD FROM
               DECEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 2001

PAGES  6 - 8   NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
  Air Test Technology, Inc.

We have audited the accompanying balance sheet of Air Test Technology, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 2001 and 2000, and for the period from December 1, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Air Test Technology, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from December 1, 1999 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
February 15, 2002

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2001



                                     ASSETS
CURRENT ASSETS

   Cash                                                                 $            8,084
                                                                           -----------------

TOTAL ASSETS                                                            $            8,084
------------
                                                                           =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                             $             -
                                                                           -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
     none issued and outstanding                                                      -
  Common stock, $0.0001 par value, 50,000,000 shares authorized,
     8,400,000 shares issued and outstanding                                           840
  Additional paid-in capital                                                        20,472
  Accumulated deficit during development stage                                     (13,228)
                                                                           -----------------

TOTAL STOCKHOLDERS' EQUITY                                                           8,084
                                                                           -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $            8,084
------------------------------------------
                                                                           =================

                See accompanying notes to financial statements.
                                        2

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                       For The Period From
                                                                                                         December 1, 1999
                                             For The Year Ended            For The Year Ended             (Inception) To
                                              December 31, 2001            December 31, 2000            December 31, 2001
                                           ------------------------     -------------------------     -----------------------

INCOME                                  $                  -         $                   -         $                 -
                                           ------------------------     -------------------------     -----------------------

EXPENSES
  Professional fees                                         7,752                         1,051                       8,803
  General and administrative                                1,339                         2,614                       4,425
                                           ------------------------     -------------------------     -----------------------

TOTAL EXPENSES                                              9,091                         3,665                      13,228
                                           ------------------------     -------------------------     -----------------------

NET LOSS                                $                  (9,091)   $                   (3,665)   $                (13,228)
--------
                                           ========================     =========================     =======================

Net loss per share - basic and diluted  $                  -         $                   -         $                 -
                                           ========================     =========================     =======================

Weighted average number of shares
  outstanding during the period -
   basic and diluted                                    8,400,000                     8,400,000                   8,400,000
                                           ========================     =========================     =======================

                See accompanying notes to financial statements.
                                        3

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION)
                              TO DECEMBER 31, 2001


                                                                                     Deficit
                                                                Additional     Accumulated During
                                         Common Stock            Paid-In           Development         Total
                                                                                                     -------------
                                     Shares      Amount          Capital              Stage
                                     ---------- ------------  ---------------  --------------------  -------------

Common stock issued for cash          8,400,000 $      840    $      -         $          -          $      840

Capital contribution by promoter          -           -                 472                -                 472

Net loss for the period from
  December 1, 1999 (inception)
  to December 31, 1999                    -           -               -                      (472)          (472)
                                     ---------- ------------  ---------------  --------------------  -------------

Balance, December 31, 1999            8,400,000        840              472                  (472)           840

Capital contribution by stockholder       -           -              10,000                -              10,000

Net loss for the year ended
       December 31, 2000                  -           -               -                    (3,665)        (3,665)
                                     ---------- ------------  ---------------  --------------------  -------------

Balance, December 31, 2000            8,400,000        840           10,472                (4,137)         7,175

Capital contribution by stockholder       -           -              10,000                -              10,000

Net loss for the year ended
       December 31, 2001                  -           -               -                    (9,091)        (9,091)
                                     ---------- ------------  ---------------  --------------------  -------------

BALANCE, DECEMBER 31, 2001            8,400,000 $      840    $     20,472     $         (13,228)    $    8,084
--------------------------
                                     ========== ============  ===============  ====================  =============


                See accompanying notes to financial statements.
                                        4

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                                 For The Period From
                                                      For The Year          For The Year          December 1, 1999
                                                     Ended December        Ended December          (Inception) To
                                                        31, 2001              31, 2000            December 31, 2001
                                                    ------------------    ------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                        $            (9,091)  $            (3,665)  $               (13,228)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Expenses paid by promoter                                     -                     -                          472
                                                                          ------------------    ----------------------
                                                    ------------------
      Net Cash Used In Operating Activities                   (9,091)               (3,665)                  (12,756)
                                                    ------------------    ------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                           -                     -                         -

CASH FLOWS FROM FINANCING ACTIVITIES
 Contribution from stockholder                                10,000                10,000                    20,000
 Proceeds from issuance of common stock                         -                     -                          840
                                                    ------------------    ------------------    ----------------------
      Net Cash Provided By Financing Activities               10,000                10,000                    20,840
                                                    ------------------    ------------------    ----------------------

NET INCREASE IN CASH                                            909                 6,335                      8,084

CASH BEGINNING OF PERIOD                                       7,175                   840                      -
                                                    ------------------    ------------------    ----------------------

CASH end of PERIOD                               $             8,084   $             7,175   $                 8,084
------------------
                                                    ==================    ==================    ======================

                See accompanying notes to financial statements.
                                        5

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

       (B) Use of Estimates

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (C) Cash and Cash Equivalents

       For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

       (D) Income taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefit for the year ended December 31, 2001.

       (E) New Accounting Pronouncements

       The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

       Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

       SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

       Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

       The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

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

NOTE 3 RESEARCH & DEVELOPMENT COSTS

       In accordance with SFAS No. 2, research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2001 and 2000 were $647 and $426 respectively.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES
None
                                                                      Page 14

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.

A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:

       Name               Age        Position        Date Elected

'S' Douglas Henderson      65        President        Dec. 2, 1999
                                     CFO, Director
                                                                            -17-

 Andrew T. E. Coldicutt    22        Secretary        Dec. 2, 1999
                                    Director
 Betty N. Myers            64        Assistant        Dec. 2, 1999
                                    Secretary

 J. Michael Page           57       Director          Dec. 2, 1999


Resumes of the Directors and Officers of the Company are:

Douglas Henderson has served as president, chief financial officer and director since the company's beginning on December 2, 1999. From 1998 to present he is admissions director and Senior Flight Instructor for San Diego Flight Training International. He was treasurer and chief pilot of Cal Wings of San Diego from 1991 to 1997. From 1992 till present he has been vice president and CEO of Cal Wings of El Cajon which leases aircraft. During 1990 he was a consultant to San Diego Flight Simulators.

Andrew Coldicutt has served as Secretary and Director of the company since its beginning on December 2, 1999. Mr. Coldicutt is a student at the University of British Columbia. Mr. Coldicutt has been employed in part time jobs to help support his education. He was a volunteer, teaching sailing, with the Royal Vancouver Yacht Club and Optimists from 1996 to 1999.

J. Michael Page has served as a Director of the Company since it's beginning on December 2, 1999. Since 1995 he has been a self-employed business consultant consulting in the areas of corporate structure and finance.
From 1996 to present he serves as President and Director of Galveston Oil & Gas. Inc. a Delaware corporation that is currently listed on the NNOTC Electronic Bulletin Board. From 1996 to 1997 Mr. Page served as President and Director of Classic Vision Entertainment, Inc. as entertainment company currently listed on the NNOTC Electronic Bulletin Board. From 1987 to 1997 Mr. Page served as an executive with Equus Technologies, Ltd. a computer software company which trades on the Vancouver Stock Exchange.

The Directors are elected to serve until the next annual meeting of shareholders or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Each of the foregoing persons may be deemed a "promoter" and "parent" of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

ITEM  10.   EXECUTIVE COMPENSATION

A. None of the officers or directors receives or has received any remuneration from the Company.

B. There is no annuity, pension or retirements benefit proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

C. No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director under any plan which is presently existing. No options have been granted. The Company has not decided when and in what circumstances it will start paying officers and directors.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 31, 2002, the name, address and number of Shares owned directly or beneficially by persons who own 5% or more of the company's common stock and by each executive officer and director and owner.

Beneficial Owner         Shares/Percent as of
                         March 31, 2002


J. Michael Page              4,000,500  47.6%
4190 Bonita Rd. #105
Bonita, CA

Andrew Coldicutt             4,000,500  47.6%
4190 Bonita Rd. #105

Bonita, CA 91902


All Executive Officers        8,001,000  95.2%
and Directors as a
Group (2 persons)




1. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 8,400,000 outstanding shares on March 31, 2002.



ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On December 2, 1999 Air Test sold 4,000,000 shares of common stock to J. Michael Page for a total of $400; 4,000,000 shares of common stock to Andrew Coldicutt for $400; and 400,000 common shares to Pt. Loma Holding Company, Inc., Inc. for $40.00. The above three sales were exempt from registration under the Securities Act of 1933 as amended in reliance on Section 4(2) for sales not involving a public offering.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a)  3(i)  Articles of incorporation*
      (ii) By-laws*
     11.  Computation of per share earnings.


* Incorporated by reference to filing SB-2 filed August 8, 2001.

(b) There was one report on 8-K giving audit financials for the year ended December 31, 2001


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AIR TEST TECHNOLOGY, INC.

                                      "S" DOUGLAS HENDERSON
                                      ----------------
Date: 05/17/2002                  By  "S" DOUGLAS HENDERSON