Form 10QSB
period 2002-06-30
AIR TEST TECHNOLOGY INC
filed 2002-08-08
CIK 1103760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended June 30, 2002
                     Commission file number 333-67126

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

There were 8,400,000 shares of Common stock outstanding as of July 1, 2002.

                                     PART I

Item 1. Financial Statements.

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE 1    BALANCE SHEETS AS OF JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE 2 STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)

PAGE 3 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO JUNE 30, 2002

PAGE 4 STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)

PAGES 5-6 NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2002 (UNAUDITED)

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                                     June 30, 2002
                                                                      (Unaudited)        December 31, 2001
                                                                     -----------------   -------------------

CURRENT ASSETS
 Cash                                                               $          1,410    $            8,084
                                                                     -----------------   -------------------

TOTAL ASSETS                                                        $          1,410    $            8,084
------------
                                                                     =================   ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                         $           -       $             -
                                                                     -----------------   -------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
  none issued and outstanding                                                   -                     -
 Common stock, $0.0001 par value, 50,000,000 shares authorized,

  8,400,000 shares issued and outstanding                                        840                   840
 Additional paid-in capital                                                   20,472                20,472
 Accumulated deficit during development stage                                (19,902)              (13,228)
                                                                     -----------------   -------------------

TOTAL STOCKHOLDERS' EQUITY                                                     1,410                 8,084
                                                                     -----------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $          1,410    $            8,084
------------------------------------------
                                                                     =================   ===================


                 See accompanying notes to financial statements.
                                        1
                                                                               4

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Three     For the Three     For the Six      For the Six    For the Period from
                                                                                                               December 1, 1999
                                          Months Ended      Months Ended     Months Ended     Months Ended      (Inception) to
                                         June 30, 2002     June 30, 2001    June 30, 2002    June 30, 2001      June 30, 2002
                                         ---------------  ---------------- ---------------- ---------------- ----------------

SALES                                    $         -       $         -      $         -      $         -      $        -
                                         ---------------  ---------------- ---------------- ---------------- ----------------

OPERATING EXPENSES
 Outside services                                  -                 -                -                -              2,272
 Professional fees                                1,926              -               3,099             -             14,097
 Other selling, general and
  administrative                                     48               977            3,575            3,318           3,533
                                         ---------------  ---------------- ---------------- ---------------- ----------------
       Total Operating Expenses                   1,974               977            6,674            3,318          19,902
                                         ---------------  ---------------- ---------------- ---------------- ----------------

NET LOSS                                 $       (1,974)   $         (977)  $       (6,674)  $       (3,318)  $     (19,902)
--------
                                         ===============  ================ ================ ================ ================

NET LOSS PER SHARE - BASIC AND DILUTED   $         -       $         -      $         -      $         -      $        -
                                         ===============  ================ ================ ================ ================

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING DURING THE PERIOD
- BASIC AND DILUTED                            8,400,000       8,400,000        8,400,000        8,400,000          8,400,000
                                         ===============  ================ ================ ================ ================

 See accompanying notes to financial statements.
                                        2
                                                                               5

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO JUNE 30, 2002



                                                       Common Stock         Additional        Deficit        Total
                                                                                            Accumulated
                                                                                              During
                                                                             Paid-In        Development
                                                                                                             -----------
                                                Shares        Amount         Capital           Stage
                                               -------------  -----------   -------------  ----------------  -----------

Common stock issued for cash                     8,400,000    $     840        $   -       $         -       $     840

Capital contribution by promoter                      -            -                472              -             472

                                               -------------  -----------   -------------  ----------------  -----------
Net loss for the period from
  December 1, 1999 (inception) to
  December 31, 1999                                   -            -               -                 (472)        (472)
                                               -------------  -----------   -------------  ----------------  -----------

Balance, December 31, 1999                       8,400,000          840             472              (472)         840

Capital contribution by stockholder                   -            -             10,000              -          10,000

Net loss for the year ended December 31, 2000         -            -               -               (3,665)      (3,665)
                                               -------------  -----------   -------------  ----------------  -----------

Balance, December 31, 2000                       8,400,000          840          10,472            (4,137)       7,175

Capital contribution by stockholder                   -            -             10,000              -          10,000

                                               -------------  -----------   -------------  ----------------  -----------
Net loss for the year ended December 31, 2001         -            -               -               (9,091)      (9,091)
                                               -------------  -----------   -------------  ----------------  -----------

Balance, December 31, 2001                       8,400,000          840          20,472           (13,228)       8,084

Net loss for the six months June 30, 2002             -            -               -               (6,674)      (6,674)
                                               -------------  -----------   -------------  ----------------  -----------

BALANCE, JUNE 30, 2002                           8,400,000    $     840       $  20,472     $     (19,902)   $   1,410
----------------------
                                               =============  ===========   =============  ================  ===========

                See accompanying notes to financial statements.
                                        3
                                                                               6

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        For the Six             For the Six          For the Period from
                                                                                                      December 1, 1999
                                                        Months Ended           Months Ended            (Inception) to
                                                       June 30, 2002           June 30, 2001            June 30, 2002
                                                      -----------------      ------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                          $           (6,674)    $            (3,318)   $               (19,902)
 Adjustments to reconcile net loss to net cash
  used in operating   activities:
 Expenses contributed by promoter                                -                       -                           472
                                                      -----------------                             ----------------------
                                                                             ------------------
       Net Cash Used In Operating Activities                   (6,674)                 (3,318)                   (19,430)
                                                      -----------------      ------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES                             -                       -                          -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contribution from stockholder                                   -                       -                        20,000
 Proceeds from issuance of common stock                          -                       -                           840
                                                                             ------------------     ----------------------
                                                      -----------------
       Net Cash Provided By Financing Activities                 -                       -                        20,840
                                                      -----------------      ------------------     ----------------------

NET INCREASE (DECREASE) IN CASH                                (6,674)                 (3,318)                     1,410

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                            8,084                   7,175                       -
                                                      -----------------      ------------------     ----------------------

CASH and cash equivalents -
 end of PERIOD                                     $            1,410     $             3,857    $                 1,410
 -------------
                                                      =================      ==================     ======================


                See accompanying notes to financial statements.
                                        4
                                                                               7

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and result of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for December 31, 2001 included in the Company's Form 10-KSB.

(B) Organization and Description of Business

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

In each of the years ended December 31, 2001 and 2000, a stockholder contributed $10,000 to the Company to provide working capital so that it could pay certain operating expenses. There have been no additional capital contributions during the six months ended June 30, 2002.

                                       5
                                          8

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

Condition and Results of Operations.

Three months ended June 30, 2002 and 2001.

Net sales were $0 for the quarters ended March 31, 2002 and 2001.

Operating Expenses were $1,974 for the quarter ended June 30, 2002 and $977 for the same quarter in 2001. This increase is attributed to accounting and audit expenses.

On June 30, 2002 the Company had a Stockholder's equity (Deficit) of $1,410 and on December 31, 2001 of $8,084.


Air Test may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.


   In February of 2000 and again on October 16, 2001 Fulford Partners, Ltd. contributed $10,000 to the capital of Air Test. Fulford Partners, Ltd. is a major Class A shareholder in Pt. Loma and as such would benefit from the success of Air Test. Since this is a contribution of capital it represents no
liability to Air Test.                                            9

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

Even after the distribution of the shares there is no assurance a market will develop. The common stock will not initially be traded on NASDAQ or any Securities Exchange which may result in the risk of minimal liquidity of the investment. The Company's symbol is "ATTI" and may be traded on the NNOTC. As of this date there has been no market

(13) Our stock may be low priced and therefore less liquid.

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



                                      AIR TEST TECHNOLOGY, INC.


                                      "S" DOUGLAS HENDERSON
                                      ---------------
Date: 7/30/2002              By       "S" DOUGLAS HENDERSON
                                                                              16