Form 10QSB
period 2002-09-30
AIR TEST TECHNOLOGY INC
filed 2002-11-06
CIK 1103760

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2002
                        Commission file number 333-67126

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

There were 8,400,000 shares of Common stock outstanding as of September 1, 2002.

                                                                               1


                                     PART I

Item 1. Financial Statements.

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


PAGE                1        BALANCE SHEETS AS OF SEPTEMBER 30, 2002 (UNAUDITED)
                             AND DECEMBER 31, 2001

PAGE                2        STATEMENTS  OF OPERATIONS  FOR THE THREE AND NINE
                             MONTHS ENDED  SEPTEMBER 30, 2002 AND
                             2001 AND FOR THE PERIOD  FROM  DECEMBER  1, 1999
                             (INCEPTION)  TO  SEPTEMBER 30,  2002
                             (UNAUDITED)

PAGE                3        STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY
                             FOR THE PERIOD  FROM  DECEMBER 1, 1999 (INCEPTION)
                             TO SEPTEMBER 30, 2002

PAGE                4        STATEMENTS  OF CASH FLOWS FOR THE NINE MONTHS
                             ENDED  SEPTEMBER  30, 2002 AND 2001 AND FOR THE
                             PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO
                             SEPTEMBER 30, 2002 (UNAUDITED)

PAGES             5 - 6      NOTES TO FINANCIAL STATEMENTS
                                                                               2

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS
                                                   September 30,
                                                  2002 (Unaudited)     December 31, 2001
                                                 -------------------  --------------------
CURRENT ASSETS
 Cash                                             $             66     $           8,084
                                                 -------------------  --------------------

TOTAL ASSETS                                      $             66     $           8,084
------------
                                                 ===================  ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                      $           -        $            -
                                                -------------------   -------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value,
  20,000,000 shares authorized,
  none issued and outstanding                                -                     -
 Common stock, $0.0001 par value,
  50,000,000 shares authorized,
  8,400,000 shares issued and outstanding                     840                   840
 Additional paid-in capital                                20,472                20,472
 Accumulated deficit during development stage             (21,246)              (13,228)
                                                -------------------   -------------------

TOTAL STOCKHOLDERS' EQUITY                                     66                 8,084
                                                -------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $             66     $           8,084
------------------------------------------
                                                ===================   ===================

                 See accompanying notes to financial statements.
                                        1
                                                                               3

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        For the Three   For the Three    For the Nine     For the Nine    For the Period from
                                         Months Ended    Months Ended    Months Ended     Months Ended      December 1, 1999
                                        September 30,   September 30,   September 30,    September 30,       (Inception) to
                                             2002           2001            2002             2001         September 30, 2002
                                        --------------  --------------  ---------------  ---------------  ---------------------

SALES                                   $         -     $         -     $         -      $         -       $             -
                                        --------------  --------------  ---------------  ---------------  ---------------------

OPERATING EXPENSES
 Outside services                                 -                200            -                 200                 2,272
 Professional fees                               1,320           1,067           6,614            1,067                15,417
 Other selling, general and
  administrative                                    24             367           1,404            3,685                 3,557
                                        --------------  --------------  ---------------  ---------------  ---------------------
       Total Operating Expenses                  1,344           1,634           8,018            4,952                21,246
                                        --------------  --------------  ---------------  ---------------  ---------------------

NET LOSS                                $       (1,344) $       (1,634) $       (8,018)  $       (4,952)   $          (21,246)
--------
                                        ==============  ==============  ===============  ===============  =====================
NET LOSS PER SHARE - BASIC AND DILUTED  $         -     $         -     $         -      $         -       $             -
                                        ==============  ==============  ===============  ===============  =====================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                         8,400,000       8,400,000       8,400,000        8,400,000             8,400,000
                                        ==============  ==============  ===============  ===============  =====================

                See accompanying notes to financial statements.
                                        2
                                                                               4

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO SEPTEMBER 30, 2002


                                                       Common Stock         Additional      Deficit        Total
                                                                                          Accumulated
                                                                                            During
                                                                             Paid-In      Development
                                                                                                           ------------
                                                Shares         Amount        Capital         Stage
                                                -----------  ------------ --------------  ---------------  -----------

Common stock issued for cash                     8,400,000   $       840   $       -      $        -       $     840

Capital contribution by promoter                      -             -               472            -             472

Net loss for the period from December 1, 1999
 (inception) to December  31, 1999                    -             -              -               (472)        (472)
                                                -----------  ------------ --------------  ---------------  -----------

Balance, December 31, 1999                       8,400,000           840            472            (472)         840

Capital contribution by stockholder                   -             -            10,000            -          10,000

Net loss for the year ended December 31, 2000         -             -              -             (3,665)      (3,665)
                                                -----------  ------------ --------------  ---------------  -----------

Balance, December 31, 2000                       8,400,000           840         10,472          (4,137)       7,175

Capital contribution by stockholder                   -             -            10,000            -          10,000

Net loss for the year ended December 31, 2001         -             -              -             (9,091)      (9,091)
                                                -----------  ------------ --------------  ---------------  -----------

Balance, December 31, 2001                       8,400,000           840         20,472         (13,228)       8,084

Net loss for the nine months September 30, 2002       -             -              -             (8,018)      (8,018)
                                                -----------  ------------ --------------  ---------------  -----------

BALANCE, SEPTEMBER 30, 2002                      8,400,000   $       840   $     20,472   $     (21,246)   $      66
---------------------------
                                                ===========  ============ ==============  ===============  ===========


                See accompanying notes to financial statements.
                                        3

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   For the Nine      For the Nine     For the Period from
                                                   Months Ended      Months Ended      December 1, 1999
                                                  September 30,     September 30,       (Inception) to
                                                       2002              2001         September 30, 2002
                                                  ----------------  ----------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $       (8,018)   $       (4,952)   $           (21,246)
 Adjustments to reconcile net loss to net
   cash used in operating   activities:
 Expenses contributed by promoter                           -                 -                       472
                                                  ----------------  ----------------  ---------------------

       Net Cash Used In Operating Activities              (8,018)           (4,952)               (20,774)
                                                  ----------------  ----------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -                 -                      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contribution from stockholder                              -                 -                    20,000
 Proceeds from issuance of common stock                     -                 -                       840
                                                                    ----------------  ---------------------
                                                  ----------------
       Net Cash Provided By Financing Activities            -                 -                    20,840
                                                  ----------------  ----------------  ---------------------

NET INCREASE (DECREASE) IN CASH                           (8,018)           (4,952)                    66

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                       8,084             7,175                   -
                                                  ----------------  ----------------  ---------------------

CASH and cash equivalents -
 end of PERIOD                                    $           66    $        2,223    $                66
 -------------
                                                  ================  ================  =====================


                See accompanying notes to financial statements.
                                        4
                                                                               6

                            AIR TEST TECHNOLIGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                        5
                                                                               7

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

       In each of the years ended December 31, 2001 and 2000, a stockholder contributed $10,000 to the Company to provide working capital so that it could pay certain operating expenses. There have been no additional capital contributions during the nine months ended September 30, 2002.

                                        5

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

Condition and Results of Operations.

Three months ended September 30, 2002 and 2001.

Net sales were $0 for the quarters ended September 30, 2002 and 2001.

Operating Expenses were $1,344 for the quarter ended September 30, 2002 and $1,634 for the same quarter in 2001.

On September 30, 2002 the Company had a Stockholder's equity (Deficit) of $66 and on December 31, 2001 of $8,084.


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

4. Development of a product brochure is planned for April 2003. Estimated cost $300.

5. Additional company to company market study using brochure planned for early 2003.. Cost estimate $300.

6. Mail brochures to garage door companies in California and follow up with telephone interviews. $500.

7. Develop list of manufacturers and assess pricing. Determine price, quantity and delivery..

8. Place order for small initial product production. Middle of 2003. Cost will depend on information obtained in milestone 7.

9. Fall of 2003. Market initial production to companies identified in mile stones 5 and 6. Cost will depend on information from milestone 5 and 6 as to number of stores. This mile-stone should mark the first revenues for Air Test.

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

Certain officers and directors and major shareholder (i.e. Mr J. Michael Page, director and Mr. Andrew Coldicutt, corporate secretary and a director) own a majority of the company's common stock and will be in a position to continue to controlAir Test.

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

Because the company's common stock is likely to trade below $5.00 per share, We are subject to the Securities enforcement and Penny Stock Reform Act of 1990 (the "Penny Stock Rules") . The Penny Stock Rules may adversely affect the market liquidity for our common stock because broker-dealers trading in

Penny Stocks must, among other things:
      * Provide customers with a risk disclosure statement setting forth certain specified information prior to a purchase transaction;
      * Disclose to the customer inside bid quotation and outside offer quotation for this Penny Stock, or, in a principal transaction, the broker-dealer's offer price for the Penny Stock;
      * Disclose the aggregate amount of any compensation the broker- dealer receives in the transaction;
      * Disclose the aggregate amount of the cash compensation that any associated person of the broker-dealer, who is a natural person, will receive in connection with the transaction;

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



                                      AIR TEST TECHNOLOGY, INC.


                                      "S" DOUGLAS HENDERSON
                                      ---------------
Date: 9/1/2002              By       "S" DOUGLAS HENDERSON
                                                                              16