Form 10KSB
period 2002-12-31
AIR TEST TECHNOLOGY INC
filed 2003-03-18
CIK 1103760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     X  Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the fiscal year ended December 31, 2002

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

     Number of shares outstanding of common equity, as of March 1, 2003 is
           8,400,000 shares. The aggregate market value of shares of Common stock held by non-affiliates of the registrant is $0.00 as of March 1, 2003.

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
                                                                          Page 3

The Company's common stock is traded on NASD OTC Bulletin Board

The Company became public on January 4, 2002 with a distribution of 400,000 shares of its common stock under a SB-2 filing. During 2002 and the first quarter of 2003 there has been no significant trading of the Company's stock.




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


Comparison of year ending December 31, 2002 with December 31, 2001

Net sales were $0 for the years ended December 31, 2002 and 2001. General and Administrative Expenses were $10,293 for 2002 and $9,091 for 2001. The change is not considered indicative of any trend. Net loss was $10,293 for 2002 and $9,091 for 2001. This change is not considered indicative of any trend.

The Company is still a "Development Stage Company".

The Company had total assets of $14 on December 31, 2002.

It is Management's plan to raise additional funds through the sale of equity or to seek additional capital through a merger with an existing operating company.

In each of years ended December 31, 2001 and 2000, a stockholder contributed $10,000 to the Company to provide working capital so that it could pay certain operating expenses. On November 5, 2002 a shareholder contributed $2,000 to the Company capital and again on January 18, 2003 an additional $1,000.

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

                                  RISK FACTORS

Purchasers of Air Test's common stock should carefully consider the following factors, which make Air Test's common stock a high risk security.

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

Without additional capital the original investor funds may be at risk. The balance sheet for the year ended December 31, 2001, shows a stockholder's deficiency of $209 and working capital of (209). Since January 1, 2000 a major shareholder, Fulford Partners, LTD., contributed $10,000 in Feburary 2001 and another $10,000 on October 16, 2001 to the capital of Air Test. Thus, we may need to raise additional capital and there is no assurance that we will be able to raise sufficient for continuing needs. While Air Test intends to sell its products through existing retail outlets and distributors, and to possibly receive prepaid royalties, there can be no assurance that we will be successful in achieving the objectives. As of this date Air Test has manufactured only the prototypes and has sold no units. (4) Our product may have no market interest and result in few sales. With little or no sales the company may not be able to continue operation. The proposed marketing of our product has inherent risks. It is a new and untried product with a possibly limited market. We cannot accurately predict the acceptance of the product or the time frame in which any sales will be made.

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


ITEM 7.  FINANCIAL STATEMENTS.
                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE      1        INDEPENDENT AUDITORS' REPORT

PAGE      2        BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE      3        STATEMENTS OF  OPERATIONS  FOR THE YEARS ENDED
                   DECEMBER 31, 2002 AND 2001,  AND FOR THE PERIOD FROM
                   DECEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 2002

PAGE      4        STATEMENT  OF CHANGES  IN  STOCKHOLDERS'  EQUITY
                   (DEFICIENCY)  FOR THE PERIOD  FROM DECEMBER 1, 1999
                   (INCEPTION) TO DECEMBER 31, 2002

PAGE      5        STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED
                   DECEMBER  31, 2002 AND 2001,  AND FOR THE PERIOD FROM
                   DECEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 2002

PAGES   6 - 8      NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Air Test Technology, Inc.

We have audited the accompanying balance sheet of Air Test Technology, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002 and 2001, and for the period from December 1, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Air Test Technology, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the period from December 1, 1999 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
January 31, 2003

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2002


                                     ASSETS

CURRENT ASSETS
   Cash                                         $               14
                                                   -----------------

TOTAL ASSETS                                    $               14
------------
                                                   =================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                              $              223
                                                   -----------------
                                                   -----------------
         Total Current Liabilities                             223
                                                   -----------------
                                                   -----------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                               -
  Common stock, $0.0001 par value,
    50,000,000 shares authorized,
    8,400,000 shares issued and outstanding                    840
  Additional paid-in capital                                22,472
  Accumulated deficit during development stage             (23,521)
                                                   -----------------
                                                   -----------------
         Total Stockholders' Deficiency                       (209)
                                                   -----------------
                                                   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $               14
----------------------------------------------
                                                   =================

                See accompanying notes to financial statements.
                                        2

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                      For The Period From
                                       For The Year             For The Year            December 1, 1999
                                      Ended December           Ended December            (Inception) To
                                         31, 2002                 31, 2001             December 31, 2002
                                    -------------------      -------------------     -----------------------

INCOME                           $               -        $               -       $                   -
                                    -------------------      -------------------     -----------------------

EXPENSES
Professional fees                               8,568                    7,752                      17,371
General and administrative                      1,725                    1,339                       6,150
                                    -------------------      -------------------     -----------------------

TOTAL EXPENSES                                 10,293                    9,091                      23,521
                                    -------------------      -------------------     -----------------------

NET LOSS                         $            (10,293)    $             (9,091)   $                (23,521)
--------
                                    ===================      ===================     =======================

Net loss per share -
   basic and diluted             $               -        $               -       $                   -
                                    ===================      ===================     =======================

Weighted average number of
 shares outstanding during the
 period - basic and diluted                 8,400,000                8,400,000                   8,400,000
                                    ===================      ===================     =======================

                See accompanying notes to financial statements.
                                        3

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO DECEMBER 31, 2002


                                             Common Stock        Additional       Deficit Accumulated     Total
                                                                  Paid-In         During Development
                                                                                                         ------------
                                     Shares         Amount        Capital                Stage
                                    -------------  ------------  --------------  ----------------------  ------------

Common stock issued for cash          8,400,000     $     840    $       -        $              -       $     840

Capital contribution by promoter           -             -                472                    -              472

Net loss for the period from
  December 1, 1999 (inception) to
  December 31, 1999                        -             -               -                       (472)         (472)
                                    -------------  ------------  --------------  ----------------------  ------------

Balance, December 31, 1999            8,400,000           840             472                    (472)          840

Capital contribution by
  stockholder                              -             -             10,000                    -           10,000

Net loss for the year
  ended December 31, 2000                  -             -               -                     (3,665)       (3,665)
                                    -------------  ------------  --------------  ----------------------  ------------

Balance, December 31, 2000            8,400,000           840          10,472                  (4,137)        7,175

Capital contribution by
  stockholder                              -             -             10,000                    -           10,000

Net loss for the year
  ended December 31, 2001                 -             -               -                     (9,091)       (9,091)
                                    -------------  ------------  --------------  ----------------------  ------------

Balance, December 31, 2001            8,400,000     $     840    $     20,472      $          (13,228)   $   8,084

Capital contribution by
  stockholder                              -             -              2,000                    -            2,000

Net loss for the year
  ended December 31, 2002                  -             -               -                    (10,293)      (10,293)
                                    -------------  ------------  --------------  ----------------------  ------------

BALANCE, DECEMBER 31, 2002            8,400,000     $     840    $     22,472      $          (23,521)   $    (209)
--------------------------
                                    =============  ============  ==============  ======================  ============


                See accompanying notes to financial statements.
                                        4

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                  For The Year             For The Year         For The Period From
                                                                                                  December 1, 1999
                                                 Ended December           Ended December           (Inception) To
                                                    31, 2002                 31, 2001            December 31, 2002
                                                ------------------      -------------------     ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $           (10,293)    $             (9,091)   $              (23,521)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Expenses paid by promoter                                 -                        -                          472
 Changes in assets and liabilities:
  Accounts payable                                           223                     -                          223
                                                                        -------------------     ---------------------
                                                ------------------
  Net Cash Used In Operating Activities                  (10,070)                  (9,091)                  (22,826)
                                                ------------------      -------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -                        -                         -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contribution from stockholder                             2,000                   10,000                    22,000
 Proceeds from issuance of common stock                     -                        -                          840
                                                ------------------      -------------------     ---------------------
  Net Cash Provided By Financing Activities                2,000                   10,000                    22,840
                                                ------------------      -------------------     ---------------------

NET INCREASE (DECREASE) IN CASH                           (8,070)                    909                         14

CASH BEGINNING OF PERIOD                                   8,084                    7,175                      -
                                                ------------------      -------------------     ---------------------

CASH end of PERIOD                           $                14     $              8,084    $                   14
------------------
                                                ==================      ===================     =====================


                See accompanying notes to financial statements.
                                        5

                            AIR TEST TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


8

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

       (C) Income taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefit for the years ended December 31, 2002 and 2001. Any deferred tax asset arising from the carryforward of the Company's net operating loss of approximately $23,000 has been fully offset by a valuation allowance.

       (D) Cash

       Cash consists of deposits held in financial institutions.
       (E) New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

       In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

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

       In each of the years ended December 31, 2002 and 2001, a stockholder contributed $2,000 and $10,000, respectively, to the Company to provide working capital so that it could pay certain operating expenses. In January 2003, a stockholder contributed an additional $1,000.

NOTE 3 RESEARCH & DEVELOPMENT COSTS

       In accordance with SFAS No. 2, research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2002 and 2001 were $0 and $647, respectively.


ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES
None
                                                                         Page 14

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.

A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:

       Name               Age        Position        Date Elected

'S' Douglas Henderson      66       President        Dec. 2, 1999
                                     CFO, Director
                                                                            -17-

 Betty N. Myers            65       Assistant        Dec. 2, 1999
                                    Secretary

 J. Michael Page           58      Director          Dec. 2, 1999


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

The following table sets forth, as of March 1, 2003, the name, address and number of Shares owned directly or beneficially by persons who own 5% or more of the company's common stock and by each executive officer and director and owner.

Beneficial Owner                                        Shares/Percent as of
                                                           March 1, 2003

"S" Douglas Henderson 4190 Bonita Rd. Bonita CA 91902     None        0.0%


J. Michael Page       4190 Bonita Rd. Bonita CA 91902   4,000,500    47.5%


All Executive Officers                                  4,000,500    47.5%
and Directors as a
Group (2 persons)




1. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 8,400,000 outstanding shares on March 1, 2003.



ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The have been none within the last three years.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a) 3(i) Articles of incorporation* (ii) By-laws* 11. Computation of per share earnings. 12.

     99.CERT(i) Sarbanes-Oxley certification
     99.CERT(ii) Sarbanes-Oxley certification


* Incorporated by reference to filing SB-2 filed August 8, 2001.

(b) There were no reports on 8-K during the year ended December 31, 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AIR TEST TECHNOLOGY, INC.

                                      "S" DOUGLAS HENDERSON
                                      ----------------
Date: 03/10/2003                  By  "S" DOUGLAS HENDERSON


I, "S" Douglas Henderson, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Air Test Technology, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003


/s/ "S" Douglas Henderson
- ---------------------------------------
"S" Douglas Henderson"
Chief Executive Officer  (or the equivalent thereof)

                                       18





I, "S" Douglas Henderson, certify that:

     1. I have reviewed this Annual report on Form 10-KSB of Air Test Technology, Inc., Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ "S" Douglas Henderson