Form 10QSB
period 2003-03-31
AIR TEST TECHNOLOGY INC
filed 2003-05-29
CIK 1103760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______.

                         Commission file number: 333-67126

                              VISUAL FRONTIER, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                             333-0883404
-------------------------------------         ----------------------------
  (State or Other Jurisdiction of                 (IRS Employer
   Incorporation or organization)               Identification No.)


                 4190 Bonita Road, Suite 105, Bonita, CA 91902.
     ----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 886-2-66299233
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                            Air Test Technology Inc.
 -----------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, there were 8,400,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                               ---   ---

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                              VISUAL FRONTIER, INC.
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

                              VISUAL FRONTIER, INC.
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE       1        BALANCE SHEETS AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER
                    31, 2002

PAGE       2        STATEMENTS  OF  OPERATIONS  FOR THE THREE MONTHS ENDED MARCH
                    31, 2003 AND 2002 AND FOR THE PERIOD  FROM  DECEMBER 1, 1999
                    (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)

PAGE       3        STATEMENT OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
                    FOR THE PERIOD FROM  DECEMBER 1, 1999  (INCEPTION)  TO MARCH
                    31, 2003

PAGE       4        STATEMENTS  OF CASH FLOWS FOR THE THREE  MONTHS  ENDED MARCH
                    31, 2003 AND 2002 AND FOR THE PERIOD  FROM  DECEMBER 1, 1999
                    (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)

PAGES    5 - 6      NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2003

                              VISUAL FRONTIER, INC.
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------



                                     ASSETS
                                     ------
                                                                     March 31,
                                                                       2003     December 31,
                                                                    (Unaudited)     2002
                                                                    ----------  ------------
CURRENT ASSETS
 Cash                                                                $    837    $     14
                                                                     --------    --------
TOTAL ASSETS                                                         $    837    $     14
                                                                     ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------


LIABILITIES                                                          $    365    $    223
                                                                     --------    --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
  none issued and outstanding                                            --          --
 Common stock, $0.0001 par value, 50,000,000 shares authorized,
  8,400,000 shares issued and outstanding                                 840         840
 Additional paid-in capital                                            25,472      22,472
 Accumulated deficit during development stage                         (25,840)    (23,521)
                                                                     --------    --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                   472        (209)
                                                                     --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)              $    837    $     14
-------------------------------------------------------              ========    ========


                 See accompanying notes to financial statements.

                              VISUAL FRONTIER, INC.
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)


                                                                                                            For the Period from
                                                                      For the Three       For the Three      December 1, 1999
                                                                      Months Ended        Months Ended     (Inception) to March
                                                                      March 31, 2003      March 31, 2002         31, 2003
                                                                    ------------------- ------------------  --------------------
SALES                                                                 $      --            $      --           $      --
                                                                      -----------          -----------         -----------
OPERATING EXPENSES
 Professional fees                                                          2,233                3,368              19,604
 Other selling, general and administrative                                     86                1,332               6,236
                                                                      -----------          -----------         -----------
       Total Operating Expenses                                             2,319                4,700              25,840
                                                                      -----------          -----------         -----------

NET LOSS                                                              $    (2,319)         $    (4,700)        $   (25,840)
--------                                                              ===========          ===========         ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                $      --            $      --           $      --
                                                                      ===========          ===========         ===========

WEIGHTED  AVERAGE  NUMBER OF  SHARES  OUTSTANDING  DURING  THE
 PERIOD - BASIC AND DILUTED                                             8,400,000            8,400,000           8,400,000
                                                                      ===========          ===========         ===========


                See accompanying notes to financial statements.

                              VISUAL FRONTIER, INC.
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD FROM DECEMBER 1, 1999 (INCEPTION) TO MARCH 31, 2003
      --------------------------------------------------------------------
                                   (UNAUDITED)



                                                                                                    Deficit
                                                                                                  Accumulated
                                                                  Common Stock         Additional   During
                                                               ---------------------    Paid-In   Development
                                                                  Shares     Amount     Capital      Stage        Total
                                                               ----------  ---------   ---------   ----------   ----------
Common stock issued for cash                                   8,400,000   $     840   $    --     $    --      $     840
Capital contribution by promoter                                    --          --           472        --            472
Net loss for the period from December 1, 1999 (inception) to
  December 31, 1999                                                 --          --          --          (472)        (472)
                                                               ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1999                                     8,400,000         840         472        (472)         840



Capital contribution by stockholder                                 --          --        10,000        --         10,000
Net loss for the year ended December 31, 2000                       --          --          --        (3,665)      (3,665)
                                                               ---------   ---------   ---------   ---------    ---------
Balance, December 31, 2000                                     8,400,000         840      10,472      (4,137)       7,175



Capital contribution by stockholder                                 --          --        10,000        --         10,000
Net loss for the year ended December 31, 2001                       --          --          --        (9,091)      (9,091)
                                                               ---------   ---------   ---------   ---------    ---------
Balance, December 31, 2001                                     8,400,000         840      20,472     (13,228)       8,084



Capital contribution by stockholder                                 --          --         2,000        --          2,000
Net loss for the year ended December 31, 2002                       --          --          --       (10,293)     (10,293)
                                                               ---------   ---------   ---------   ---------    ---------
Balance, December 31, 2002                                     8,400,000         840      22,472     (23,521)        (209)



Capital contribution by stockholder                                 --          --         3,000        --          3,000
Net loss for the three months March 31, 2003                        --          --          --        (2,319)      (2,319)
                                                               ---------   ---------   ---------   ---------    ---------
BALANCE, MARCH 31, 2003                                        8,400,000   $     840   $  25,472   $ (25,840)   $     472
-----------------------                                        =========   =========   =========   =========    =========

                 See accompanying notes to financial statements.

                              VISUAL FRONTIER, INC.
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


                                                                                                           For the Period
                                                                                                                from
                                                           For the Three           For the Three          December 1, 1999
                                                           Months Ended             Months Ended           (Inception) to
                                                          March 31, 2003           March 31, 2002          March 31, 2003
                                                         ------------------      -------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $ (2,319)            $ (4,700)            $(25,840)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Expenses contributed by promoter                                     --                   --                    472
 (Decrease)/increase in accounts payable                               142                 --                    365
                                                                                       --------             --------
                                                                                                            --------
       Net Cash Used In Operating Activities                        (2,177)              (4,700)             (25,003)
                                                                  --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES                                  --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contribution from stockholder                                       3,000                 --                 25,000
 Proceeds from issuance of common stock                               --                   --                    840
                                                                  --------             --------             --------
       Net Cash Provided By Financing Activities                     3,000                 --                 25,840
                                                                  --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                        823               (4,700)                 837

CASH - BEGINNING OF PERIOD                                              14                8,084                 --
                                                                  --------             --------             --------

CASH - end of PERIOD                                              $    837             $  3,384             $    837
--------------------                                              ========             ========             ========

                 See accompanying notes to financial statements.

                              VISUAL FRONTIER, INC.
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)


NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------    -----------------------------------------------------------


          (A) BASIS OF PRESENTATION
          -------------------------

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

          For further information, refer to the financial statements and footnotes for December 31, 2002 included in the Company's Form 10-KSB.


          (B) ORGANIZATION AND DESCRIPTION OF BUSINESS
          --------------------------------------------

          Air Test Technology, Inc. (a development stage company) (the "Company") was incorporated in Delaware on December 1, 1999. The Company has developed a working prototype of a safety device that will open a garage door when carbon monoxide is detected. A second use for this device is under development and is intended for use as a warning device in aircraft with combustion heaters.

          In February 2003, the Board of Directors of the Company voted to change the name of the Company to Visual Frontier, Inc. The name change became effective on April 4, 2003.

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

                              VISUAL FRONTIER, INC.
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)


NOTE 2    STOCKHOLDERS' EQUITY (DEFICIENCY)
------    ---------------------------------

          (A) PREFERRED STOCK
          -------------------

          The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors.


          (B) COMMON STOCK
          ----------------

          The Company is authorized to issue 50,000,000 shares of common stock at $.0001 par value. In December 1999, the Company issued 8,400,000 shares of its common stock to various stockholders pursuant to Section 4 (2) of the Securities Act of 1933, as amended, for an aggregate consideration of $840. Expenses of $472 incurred during the development stage of the Company for the period ended December 31, 1999 were paid by the promoter.

          For the period December 1, 1999 (Inception) to March 31, 2003, a stockholder contributed a total of $25,000 to the Company to provide working capital so that it could pay certain operating expenses.


NOTE 3    SUBSEQUENT EVENT
------    ----------------

          Subsequent to March 31, 2003 the Company has had preliminary negotiations to effectuate a business combination with Visual Frontier
          (BVI) Ltd., a British Virgin Island Corporation. Certain shareholders and the directors of the Company have completed a transaction that resulted in the transfer of 4,000,500 shares of common stock held by a former director of the Company to others.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Plan of Operation

                  The Company has limited business activities involving the research and development of a carbon monoxide detector that works in combination with the garage door opener, whereby dangerous gases are cleared with the opening of the door. Our device is not commercially available and there is no assurance that it will ever be commercially available.

                  The Company has had no revenues since inception.

                  We have minimal liquidity and access to cash. In order to continue operations, we must raise additional equity capital or use debt instruments to continue operations. We are currently considering seeking to raise equity capital to enhance our marketing and sales processes.

                  We do not have sufficient cash to finance our operations or marketing at this stage of our development and we are seeking additional financing on acceptable terms and conditions.

Capital Resources

                  We are currently seeking to expand our development process and we are also investigating additional business opportunities and, accordingly we need capital to complete any development and may need cash or financing to undertake any additional business opportunities.

                  We recognize that we will continue to need additional financing to meet our cash requirements during the next twelve months for general operations and research and development. There is no assurance that we will be able to obtain additional financing as required or to obtain the financing on terms and conditions acceptable to the Company.

                  Since the Company has had a limited operating history and has not had any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood continue to incur operating expenses, without corresponding revenues, and a net operating loss which will increase continuously.

ITEM 3.     CONTROLS AND PROCEDURES

             As a result of the change in management described briefly in Item 5 of Part II, the new officers and directors have not had an opportunity to review or evaluate the effectiveness of the Company's disclosure controls and procedures, but will do so within the next 90 days.


                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None/Not Applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None/Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None/Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On February 20, 2003, by written consent in lieu of a meeting, holders of a majority of the outstanding shares of common stock authorized a change in the corporate name from "Air Test Technology, Inc." to "Visual Frontier, Inc."

ITEM 5.     OTHER INFORMATION

            During the quarterly period ended March 31, 2003, the registrant entered into preliminary discussions with Visual Frontier (BVI) Ltd., a British Virgin Islands corporation engaged in the optical storage industry (DVD-ROMs, CD-RWs and combination drives) since 1990, about the possibility of a business combination or acquisition. No agreement or understanding was reached during the quarter.

            However, After March 31, 2003, the Company had preliminary negotiations to effectuate a business combination with Visual Frontier (BVI) Ltd., a British Virgin Island corporation engaged, since 1990, in the optical storage industry (CD-ROM, CD-RW, DVD-ROM and DVD-RW optical drives). Certain shareholders and the directors of the Company entered into an agreement that may be deemed to result in a change in control of the Company.

                  The agreement provided for the transfer of 4,000,500 shares of common stock of the Company owned by J. Michael Page to others to Visual Frontier (BVI) Ltd. Mr. Page then resigned and S. Douglas Henderson, the sole remaining director, appointed Chu Te-Yi (Moreal), who became director, President and General Manager, and thereafter resigned. Mr. Chu Te-Yi (Moreal) then appointed Starcia Chang, Sales

Deputy General Manager, Sam Tseng, Executive Deputy General Manager, Pascal Chu, Project Manager, and Simon Chung, Development Manager.

                  The Company will promptly file with the Securities and Exchange Commission a current report on Form 8-K to report the change of control and a notice pursuant to Rule 14f-1 to describe the new management.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit 99A Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 99B Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VISUAL FRONTIER, INC.
Date: May 29 2003

                                    By: /s/ Moreal Chu
                                        ----------------------------------
                                        Moreal Chu, President and
                                          General Manager