Form 10QSB
period 2003-06-30
AIR TEST TECHNOLOGY INC
filed 2003-08-25
CIK 1103760

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number: _______________


                              VISUAL FRONTIER, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                 333-0883404
             --------                                 -----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                              7F No. 50 Chiuam Road
                                 Shin-Dien City
                              Taipei Hsien, Taiwan
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 886-2-6629-9233
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, including area code)

                           Air Test Technologies, Inc.
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding as of each of the issuer's classes of common equity, as of the last practicable date: 44,400,000 shares

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                                                                        Page(s)




                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
PART I. CONSOLIDATED FINANCIAL STATEMENTS................................................................2

         Item 1. Financial Statements....................................................................2

                  CONSOLIDATED BALANCE SHEET.............................................................2

                  CONSOLIDATED STATEMENTS OF OPERATIONS..................................................3

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY..........................4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS..................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..10

         Item 3. Controls and Procedures................................................................10

PART II. OTHER INFORMATION..............................................................................12

         Item 1. Legal Proceedings......................................................................12

         Item 2. Changes in Securities and Use of Proceeds..............................................12

         Item 3. Defaults Upon Senior Securities........................................................12

         Item 4. Submission of Matters to a Vote of Security Holders....................................12

         Item 5. Other Information......................................................................12

         Item 6. Exhibits and Reports on Form 8-K.......................................................12

                                    PART I.
                        CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Statements

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                     (A DEVELOPMENT STAGE COMPANY) CONDENSED
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003


                                     ASSETS
                                     ------

CURRENT ASSETS

   Cash                                                                $  4,289

   Prepaid expenses                                                      24,286

   Other current assets                                                     895
                                                                       --------
TOTAL ASSETS                                                           $ 29,470
                                                                       ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES

   Accrued expenses                                                    $ 59,669

   Other current liabilities                                              4,153
                                                                       --------
     Total Current Liabilities                                           63,822
                                                                       --------
STOCKHOLDERS' DEFICIENCY

   Common stock, $0.0001 par value, 50,000,000 shares authorized,
   44,400,000 shares issued and outstanding                               4,440

   Additional paid-in capital                                            24,131

   Accumulated deficit during development stage                         (62,923)
                                                                       --------
     Total Stockholders' Deficiency                                     (34,352)
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $ 29,470
                                                                       ========

      See accompanying notes to condensed consolidated financial statements

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                     (A DEVELOPMENT STAGE COMPANY) CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For The Three       For The Period
                                               and Six      From August 16, 2002
                                            Months Ended       (Inception) To
                                           June 30, 2003       June 30, 2003
                                            ------------       ------------

INCOME                                      $         --       $         --
                                            ------------       ------------
EXPENSES

   General and administrative                     62,927             62,927
                                            ------------       ------------
TOTAL EXPENSES                                    62,927             62,927
                                            ------------       ------------
LOSS FROM OPERATIONS                             (62,927)           (62,927)
                                            ------------       ------------
OTHER INCOME

   Interest income                                     4                  4
                                            ------------       ------------
LOSS BEFORE INCOME TAXES                         (62,923)           (62,923)
                                            ------------       ------------
PROVISION FOR INCOME TAXES                            --                 --
                                            ------------       ------------
NET LOSS                                    $    (62,923)      $    (62,923)
                                            ------------       ------------
Net loss per share - basic and diluted      $         --       $         --
                                            ------------       ------------
Weighted average number of shares
outstanding during the
period - basic and diluted                    37,586,667         36,898,113
                                              ==========         ==========

      See accompanying notes to condensed consolidated financial statements

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                     (A DEVELOPMENT STAGE COMPANY) CONDENSED
                            CONSOLIDATED STATEMENT OF
                       CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM AUGUST 16, 2002 (INCEPTION) TO JUNE 30, 2003




                                                                                        Deficit
                                                                                      Accumulated
                                           Common Stock              Additional         During
                                     --------------------------       Paid-In         Development
                                       Shares          Amount         Capital            Stage            Total
                                     ----------      ----------      ----------       ----------       ----------
Common stock issued for cash at
   inception                         36,000,000      $    3,600      $   24,971       $       --       $   28,571

Recapitalization as a result of
   merger in May 2003                 8,400,000             840            (840)              --               --

Net loss                                     --              --              --          (62,923)         (62,923)
                                     ----------      ----------      ----------       ----------       ----------
BALANCE, JUNE 30, 2003               44,400,000      $    4,440      $   24,131       $  (62,923)      $  (34,352)
                                     ==========      ==========      ==========       ==========       ==========


      See accompanying notes to condensed consolidated financial statements

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                     (A DEVELOPMENT STAGE COMPANY) CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Period
                                                                                                      From
                                                                                   For the Six   August 16, 2002
                                                                                   Months Ended   (Inception) to
                                                                                  June 30, 2003    June 30, 2003
                                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               $(62,923)      $(62,923)

   Net loss

   Adjustments to reconcile net loss to net cash used in operating activities:

   Changes in operating assets and liabilities:

   Prepaid expenses                                                                  (24,286)       (24,286)

   Other current assets                                                                 (895)          (895)

   Accrued expenses                                                                   59,669         59,669

   Other current liabilities                                                           4,153          4,153
                                                                                    --------       --------
     Net Cash Used In Operating Activities                                           (24,282)       (24,282)
                                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES                                                      --             --
                                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                           28,571         28,571

     Net Cash Provided By Financing Activities                                        28,571         28,571
                                                                                    --------       --------
NET INCREASE IN CASH                                                                   4,289          4,289

CASH - BEGINNING OF PERIOD                                                                --             --
                                                                                    --------       --------
CASH - END OF PERIOD                                                                $  4,289       $  4,289
                                                                                    ========       ========


      See accompanying notes to condensed consolidated financial statements

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003

NOTE 1            ORGANIZATION AND DESCRIPTION OF BUSINESS

                  On May 27, 2003, Visual Frontier, Inc., ("Visual" or "legal acquirer" or the "Company") formerly known as Air Test Technology, Inc. ("Air Test") acquired 100% of the stock of Visual Frontier (BVI), Ltd. ("BVI" or "acquiree" or "accounting acquirer") from its stockholders in exchange for 36,000,000 shares of Air Test common stock, which represented 81% of the outstanding common stock after the acquisition. BVI, who had its name changed from Boventure Holdings Limited on January 24, 2003, was incorporated in the British Virgin Islands on August 16, 2002 and did not have any assets, liabilities or operations until 2003. BVI also owns 100% of Visual Frontier Precision Corp. ("Precision"), which was incorporated under the Company Law of Republic of China on June 7, 2003. Precision is mainly engaged in the sale of electronic products.

                  As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the reverse merger, all capital stock shares and amounts and per share data have been retroactively restated.

                  During May 2003, the Board of Directors approved the change in the Air Test's name from Air Test Technology, Inc. to Visual Frontier, Inc. to more accurately reflect the current operations of the Company as a result of the reverse merger and recapitalization.

                  Accordingly, the financial statements include the following:

                  (1) The balance sheet consists of the net assets of the legal acquirer at historical cost and the net assets of the accounting acquiree at historical cost.

                  (2) The statements of operations include the operations of the accounting acquiree for the periods presented and the operations of the legal acquirer from the date of the merger. The Company did not have any operations for the quarter ended March 31, 2003 and therefore a statement of operations has not been presented for this period.

NOTE 2   BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the

                  United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. Comparative information from the fiscal year ended December 31, 2002 is not presented as the Company did not have any operations during 2002.

                  It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 3            PRINCIPLES OF CONSOLIDATION

                  The accompanying condensed consolidated financial statements include the accounts of Visual and its wholly owned subsidiaries, BVI and Precision. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 4            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  (A) Use of Estimates

                  In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                  (B) Cash

                  Cash consists of deposits held in financial institutions.

                  (C) Revenue Recognition

                  Revenues from sales of products are recognized when goods are shipped to customers.

                  (D) Income Taxes

                  The Company accounts for income taxes under the FASB SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefit for the period ended June 30, 2003.

                  (E) Earnings (Loss) Per Share

                  Basic net income per common share is computed based on the weighted average common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS No. 128.

                  (F) Property, Plant and Equipment

                  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets.

                  Gains and losses on disposal of property, plant and equipment are recorded as non-operating income or expenses. Interest from borrowings obtained to finance the acquisition or construction of property, plant and equipment is capitalized. Maintenance and repairs are expensed when incurred; major additions, improvements and replacement expenditures are capitalized.

                  (G) Impairment of Long-Lived Assets

                  The Company reviews long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

                  (H) Foreign Currency Translation

                  The functional currency of Visual is the New Taiwan dollar. Financial statements for this entity are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Due to the relative short period of operations, the foreign currency translation was immaterial.

                  (I) Comprehensive Income (Loss)

                  The Company accounts for Comprehensive Income (Loss) under the SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components.

                  The foreign currency translation gain (loss) resulting from the translation of the financial statements of Visual expressed in New Taiwan dollars to United States dollars was immaterial and would be reported as Other Comprehensive Income
                  (Loss) in the Statements of Operations and as Accumulated Other Comprehensive Income (Loss) in the Statement of Changes in Stockholders' Deficiency.

                  (J) Recent Accounting Pronouncements

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

                  SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

                  Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

                  Management does not expect the impact from these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 5            SUBSEQUENT EVENTS

                  In August 2003, the Company received $1,142,857 from a shareholder to fund operations. The Company is currently working on formalizing the terms of the transaction, in which the shareholder will receive stock in exchange for the money.

Item 2.           Plan of Operations

         As of June 30, 2003, we have generated limited revenues and will not generate any meaningful revenue until we fully develop our products and expand our marketing offerings. Since inception we incurred a net loss of $62,923. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

         As of June 30, 2003, we had a cash balance of $4,289. Based on such proceeds and other cash resources, we believe we have maintained our operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve (12) months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of our external CD-RW and our units which combine certain CD-RW/DVD/HDD/MP3 functions and/or develop or acquire additional business operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

Item 3.         Controls and Procedures

         The Company maintains a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act are recorded, processed, summarized and reported within required time periods. The Company's President and General Manager and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as to the end of the period covered by this report and have each concluded that as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Subsequent to the date of the Company's evaluation, there have been no significant changes to the Company's internal controls or in other factors that could significantly affect the Company's internal controls.

                                    PART II.
                                OTHER INFORMATION

Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities and Use of Proceeds
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
The following exhibits are filed as part of the Quarterly Report on Form 10-QSB:
Exhibit
No.      Description
31.      Certifications  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
         2002
32.      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A report was filed on Form 8-K on June 6, 2003, under the former name Air Test Technology, Inc. Under Item 2. Acquisition or Disposition of Assets, the consummation of the Stock Purchase Agreement with Visual Frontier (BVI) Ltd. was reported.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Dated:  August 25, 2003             VISUAL FRONTIER, INC.


                                    By: /s/ Moreal Chu
                                        ---------------------------------------
                                        Name: Moreal Chu
                                        Title: President and General Manager