Form 10QSB
period 2003-09-30
AIR TEST TECHNOLOGY INC
filed 2003-11-19
CIK 1103760

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 2003
                               -------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________
Commission file number: _______________


                              VISUAL FRONTIER, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                 333-0883404
---------------------------------------  ---------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or  Organization)


                             7F, No. 50 Chiuam Road
                                 Shin-Dien City
                            Taipei Hsien, Taiwan ROC
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2003, there were 44,400,000 shares of the issuer's common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                                TABLE OF CONTENTS
                                -----------------

                                                                                     Page
                                                                                     ----
PART I.           CONSOLIDATED FINANCIAL STATEMENTS....................................1

         Item 1.           Financial Statements........................................1

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........5

         Item 2.           Plan of Operation..........................................14

         Item 3.           Controls and Procedures....................................14

PART II.          OTHER INFORMATION...................................................16

         Item 1.           Legal Proceedings..........................................16

         Item 2.           Changes in Securities and Use of Proceeds..................16

         Item 3.           Defaults Upon Senior Securities............................16

         Item 4.           Submission of Matters to a Vote of Security Holders........16

         Item 5.           Other Information..........................................16

         Item 6.           Exhibits and Reports on Form 8-K...........................16

                                    PART I.

                        CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                             $   154,078
   Accounts receivable                                                    8,805
   Inventories                                                          424,416
   Prepaid expenses                                                      62,760
   Other current assets                                                  65,060
                                                                    -----------
     Total Current Assets                                           $   715,119

PROPERTY, PLANT AND EQUIPMENT, NET                                      592,040

OTHER ASSETS

   Deposits                                                              23,671
                                                                    -----------

TOTAL ASSETS                                                        $ 1,330,830
------------                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                 $   507,911
   Accrued expenses                                                     139,601
   Due to related parties                                                16,917
   Other current liabilities                                              3,229
                                                                    -----------
     Total Current Liabilities                                          667,658
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, $0.0001 par value, 50,000,000
   shares authorized, 44,400,000 shares issued
   and outstanding                                                        4,440
   Additional paid-in capital                                         1,206,114
   Accumulated deficit                                                 (554,782)
   Accumulated other comprehensive income                                 7,400
                                                                    -----------
     Total Stockholders' Equity                                         663,172
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,330,830
------------------------------------------                          ===========

     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)


                                            For The Three           For The Nine
                                             Months Ended           Months Ended
                                          September 30, 2003     September 30, 2003
                                          ------------------     ------------------
REVENUES                                     $     11,160           $     11,160

COSTS OF GOODS SOLD                                21,835                 21,835
                                             ------------           ------------

GROSS PROFIT                                      (10,675)               (10,675)
                                             ------------           ------------

OPERATING EXPENSES
   Selling, general and administrative            440,400                505,177
   Depreciation and amortization                   40,727                 40,727
                                             ------------           ------------
     Total Operating Expenses                     481,127                545,904
                                             ------------           ------------

LOSS FROM OPERATIONS                             (491,802)              (556,579)
                                             ------------           ------------
OTHER INCOME
   Interest income                                     43                     47
   Other income                                     1,760                  1,750
                                             ------------           ------------
     Total Other Income                             1,803                  1,797
                                             ------------           ------------

LOSS BEFORE INCOME TAXES                         (489,999)              (554,782)
PROVISION FOR INCOME TAXES                             --                     --
                                             ------------           ------------
NET LOSS                                     $   (489,999)          $   (554,782)
--------------------------------------       ============           ============
Net loss per share - basic and diluted       $       (.01)          $       (.01)
                                             ============           ============
Weighted average number of
shares outstanding during the period
- basic and diluted                            44,400,000             39,876,923
                                             ============           ============


     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                       CONDENSED CONSOLIDATED STATEMENT OF
                       CHANGES IN STOCKHOLDERS' DEFICIENCY
           FOR THE PERIOD FROM DECEMBER 31, 2002 TO SEPTEMBER 30, 2003
           -----------------------------------------------------------
                                   (UNAUDITED)

                                                                                                         Accumulated
                                          Common Stock                Additional                            Other
                                    ---------------------------        Paid-In       Accumulated        Comprehensive
                                      Shares          Amount           Capital         Deficit              Income           Total
                                    ----------      -----------      -----------     -----------        --------------  ------------
Balance, December 31, 2002          36,000,000      $     3,600      $    24,971      $        --      $        --      $    28,571

Recapitalization as a result
   of merger in May 2003             8,400,000              840             (840)              --               --               --

Return of common stock              (4,000,000)            (400)             400               --               --               --

Common stock issued for cash         4,000,000              400        1,181,583               --               --        1,181,983

Other comprehensive income:

  Net loss                                  --               --               --         (554,782)              --

  Foreign currency translation
   gain                                     --               --               --               --            7,400

  Total other comprehensive
   income                                                                                                                  (547,382)
                                   -----------      -----------      -----------      -----------      -----------      -----------

BALANCE, SEPTEMBER 30, 2003         44,400,000      $     4,440      $ 1,206,114      $  (554,782)     $    (7,400)     $   663,172
---------------------------        ===========      ===========      ===========      ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                  --------------------------------------------
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $  (554,782)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation  and  amortization                                40,727

   Changes in operating assets and liabilities:
     Accounts receivable                                            (8,805)
     Inventories                                                  (424,416)
     Prepaid expenses                                              (62,760)
     Other current assets                                          (65,060)
     Deposits                                                      (23,671)
     Accounts payable                                              507,911
     Accrued expenses                                              139,601
     Due to related parties                                         16,917
     Other current liabilities                                       3,229
                                                               -----------
       Net Cash Used In Operating Activities                      (431,109)
                                                               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                   (632,767)
                                                               -----------
       Net Cash Used in Investing Activities                      (632,767)
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      1,210,554
                                                               -----------
       Net Cash Provided By Financing Activities                 1,210,554
                                                               -----------

Effect of foreign currency exchange translation                      7,400
                                                               -----------

NET INCREASE IN CASH                                               154,078

CASH - BEGINNING OF PERIOD
                                                               -----------

CASH - END OF PERIOD                                           $   154,078
                                                               ===========

     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE 1   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ----------------------------------------------------------------------

         On May 27, 2003, Visual Frontier, Inc., ("Visual" or "legal acquirer") formerly known as Air Test Technology, Inc. ("Air Test") acquired 100% of the stock of Visual Frontier (BVI), Ltd. ("BVI" or "acquiree" or "accounting acquirer") from its stockholders in exchange for 36,000,000 shares of Air Test common stock, which represented 81% of the outstanding common stock after the acquisition pursuant to an exchange agreement (the "exchange agreement"). BVI, who had its name changed from Boventure Holdings Limited on January 24, 2003, was incorporated in the British Virgin Islands on August 16, 2002 and did not have any assets, liabilities or operations until 2003. BVI also owns 100% of Visual Frontier Precision Corp. ("Precision"), which was incorporated under the Company Law of Republic of China on June 7, 2003. Precision is mainly engaged in the sale of electronic products.

         As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated.

         During May 2003, the Board of Directors approved the change in Air Test's name from Air Test Technology, Inc. to Visual Frontier, Inc. (the "Company") to more accurately reflect the current operations of the Company as a result of the reverse merger and recapitalization.

         Accordingly, the financial statements include the following:

         (1) The balance sheet consists of the net assets of the legal acquirer at historical cost and the net assets of the accounting acquirer at historical cost.

         (2)      The  statements  of operations  include the  operations of the
                  accounting   acquirer  for  the  periods   presented  and  the
                  operations of the legal acquirer from the date of the merger.

         The Company was formed on August 16, 2002 and was previously in the development stage through August 6, 2003. The three months ended September 30, 2003 is the first quarter during which it is considered an operating company.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         (A) BASIS OF PRESENTATION

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

         It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         (B) PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements include the accounts of Visual and its wholly owned subsidiaries, BVI and Precision. All significant inter-company transactions and balances have been eliminated in consolidation.

         (C) USE OF ESTIMATES

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

         (D) CASH

         Cash consists of deposits, held in financial institutions.

         (E) REVENUE RECOGNITION

         The Company recognizes revenue from the sales of goods when persuasive evidence of an arrangement exists, delivery of the product has occurred, the selling price to the buyer is fixed or determinable, and the collectability is reasonably assured.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         (F) INCOME TAXES

         The Company accounts for income taxes under the FASB SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefit for the period ended September 30, 2003, and any deferred tax asset arising from the current periods net operating loss has been fully offset by a 100% valuation allowance.

         (G) INVENTORIES

         Inventories are stated at the lower of cost, determined by the weighted average method, or market. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value.

         (H) EARNINGS (LOSS) PER SHARE

         Basic net income (loss) per common share is computed based on the weighted average common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". Diluted net income (loss) per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS No. 128. There are no common stock equivalents outstanding and if there were, they would not be considered in computing diluted net income per common share as the effect would be anti-dilutive.

         (I) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

         Gains and losses on disposal of property, plant and equipment are recorded as non-operating income or expenses. Interest from borrowings obtained to finance the acquisition or construction of property, plant

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         and equipment is capitalized. Maintenance and repairs are expensed when incurred; major additions, improvements and replacement expenditures are capitalized.

         (J) IMPAIRMENT OF LONG-LIVED ASSETS

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

         (K) FOREIGN CURRENCY TRANSLATION

         The functional currency of Visual is the New Taiwan dollar. Financial statements for this entity are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

         (L) COMPREHENSIVE INCOME (LOSS)

         The Company accounts for Comprehensive Income (Loss) under the SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components.

         The foreign currency translation gain (loss) resulting from the translation of the financial statements of Visual expressed in New Taiwan dollars to United States dollars was $7,400 and is reported as Other Comprehensive Income in the condensed consolidated Statement of Changes in Stockholders' Equity.

         (M) RECENT ACCOUNTING PRONOUNCEMENTS

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

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003 and all of its provisions should be applied prospectively.

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

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

         In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         Management   does  not  expect  the  impact   from  these   statements'
         pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2   ASSET REPURCHASE
------   ----------------

         On July 1 and July 31, 2003, the Company entered into asset purchase agreements with another company that is managed by an officer of the Company to purchase property, plant and equipment and inventory, respectively. The related company is liquidating its business and, as assets are ready for sale, the Company plans to purchase certain assets. The Company purchased approximately $400,000 of inventory and approximately $590,000 of property, plant and equipment. During the quarter ended September 30, 2003, the Company determined that certain inventory items purchased in the amount of $21,835 were obsolete or slow moving and therefore proceeded to sell these inventory items at below cost for $11,160, which resulted in the cost of goods sold exceeding revenues in the statement of operations. The Company has further evaluated the inventory in order to determine its estimated net realizable value and has determined that the inventory is currently being carried at its net realizable value. The Company will continue to monitor the valuation of the inventory in order to properly reflect the inventory at its net realizable value. As of September 30, 2003, the Company has approximately $214,000 included in accounts payable relating to the inventories that were purchased.

NOTE 3   INVENTORIES
------   -----------

         Inventories consist of the following as of September 30, 2003:

         Raw materials                          $  177,897
         Work in progress                          189,345
         Finished goods                             57,174
                                                ----------
                                                $  424,416
                                                ==========

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE 4   PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         Property, plant and equipment consisted of the following as of September 30, 2003:

                                                                     Estimated
                                                                  Useful Life In
                                                                       Years
                                                                  --------------
            Machinery and equipment                  $ 433,048           8
            Office equipment                           112,824           3
            Software                                    20,285           2
            Leasehold improvements                      66,610           2
                                                     ---------
                                                       632,767
            Less: accumulated depreciation
              and amortization                         (40,727)
                                                     ---------
                                                     $ 592,040
                                                     =========

NOTE 5   RELATED PARTY TRANSACTIONS
------   --------------------------

         During the three months ended September 30, 2003, the Company entered into an asset purchase agreement with a company managed by an officer of the Company (See Note 2). This related company also provided a short-term, non-interest-bearing advance to the Company in the amount of approximately $13,000 to assist the Company with its working capital.

         During the three months ended September 30, 2003, an officer of the Company paid for expenses on behalf of the Company in the amount of approximately $4,000 and the Company has recorded the liability in due to related parties.

NOTE 6   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         In relation to the asset purchase discussed in Note 2, the Company has taken over the facilities from the other company and has entered into a new non-cancelable operating lease relating to this office space. The lease started on July 1, 2003 and ends on March 25, 2006. The lease payments are approximately $7,300 per month. During the three and nine months ended September 30, 2003, the Company incurred approximately $21,900 in rent expense related to the operating lease.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE 7   STOCKHOLDERS' EQUITY
------   --------------------

         During the three months ended September 30, 2003, the Company received 4,000,000 shares of its common stock back from a previous shareholder of Air Test as part of the recapitalization in conformance with the exchange agreement. The Company then issued 4,000,000 shares of its common stock for $1,181,983.

ITEM 2.  PLAN OF OPERATION

The Company provides computer peripherals solutions to brand name electronics manufacturers and is a leading service provider to OEM customers in the design and manufacturer of portable electronic drives, burners and storage products focusing on CD-RW with DVD read/record capability. The Company's management team has over ten years of experience and employs over forty designers and engineers designed to provide a diverse range of products and services to meet each client's specific needs.

In July 2003, the Company opened its new sales, research and development and service center in Shin-Dian in Taipei County, Taipei, Taiwan. In October 2003, the Company completed development of a new lightweight, portable DVD recordable drive product to be marketed jointly with Lite-On Information Technology Inc.

The Company generated revenues of $11,160 for each of the three- and nine-month periods ended September 30, 2003. The Company will not generate any meaningful revenue until it fully develops its products and expands its marketing offerings. The Company incurred a net loss of $489,999 and $554,782 for the three- and nine-month periods ended September 30, 2003, respectively. The Company is subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

As of September 30, 2003, the Company had a cash balance of $154,078. Based on such proceeds and other cash resources, the Company believes it has maintained its operations to date as currently conducted but such proceeds and other resources will not be sufficient to satisfy its cash requirements for the next twelve (12) months. Therefore, the Company will be required to raise additional funds in the very near future. During the next few months, the Company will consider raising additional funds through equity or debt offerings. If successful in raising funds, the Company will endeavor to expand the marketing and product service offerings of its external CD-RW and its units that combine certain CD-RW/DVD/HDD/MP3 functions and/or develop or acquire additional business operations. During the next twelve (12) months, the Company anticipates performing product research and development for MP3 wireless products, but does not anticipate purchasing or selling plant or significant equipment, or incurring significant changes in the number of its employees.

ITEM 3.  CONTROLS  AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and General Manager and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and General Manager and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and General Manager and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)      Changes in Internal Control over Financial Reporting.

There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

The following exhibits are filed as part of the Quarterly Report on Form 10-QSB:

Exhibit
  No.    Description
-------  -----------

31.1 Certification of the President and General Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of the President and General Manager and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 19, 2003               VISUAL FRONTIER, INC.


                                        By: /s/ Moreal Chu
                                            ---------------------------------
                                            Name:  Moreal Chu
                                            Title: President and General Manager
                                                   (Principal Executive Officer)

Dated:  November 19, 2003               By: /s/ Starcia Chang
                                            ---------------------------------
                                            Name:  Starcia Chang
                                            Title: Chief Financial Officer
                                            (Principal Financial Officer)