Form 10KSB
period 2003-12-31
AIR TEST TECHNOLOGY INC
filed 2004-04-29
CIK 1103760

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  ------------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM __ TO __
                          COMMISSION FILE NO. 000-50310
                              VISUAL FRONTIER, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                                 333-0883404
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

            7F, No. 50 Chiuam Road                             N/A
           Taipei Hsien, Taiwan, ROC                        (Zip Code)
     (Address of principal executive offices)

                Issuer's telephone number: (011) 886-2-6629-9233

           Securities registered under Section 12(b) of the Act: NONE


              Securities registered under Section 12(g) of the Act:

                               $0.001 COMMON STOCK

                                (Title of Class)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $1,395,112. The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $87,729,750 based on the average bid and asked price on April 13, 2004 of $2.25 per share as reported on the OTC Bulletin Board. As of April 7, 2004, 44,400,000 shares of the issuer's common stock were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]


                                TABLE OF CONTENTS
                                                                                                              PAGE
PART I.  2

         Item 1.           Description of Business..............................................................2

         Item 2.           Description of Properties...........................................................10

         Item 3.           Legal Proceedings...................................................................10

         Item 4.           Submission of Matters to a Vote of Security Holders.................................10

         Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...............11

         Item 6.           Management's Discussion and Analysis or Plan of Operation...........................11

         Item 7.           Financial Statements................................................................13

         Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure13

         Item 9.           Directors and Executive Officers of the Registrant..................................15

         Item 10.          Executive Compensation..............................................................16

         Item 11.          Security Ownership of Certain Beneficial Owners and Management......................17

         Item 12.          Certain Relationships and Related Transactions......................................17

         Item 13.          Exhibits and Reports on Form 8-K....................................................17

         Item 14.          Principal Accounting Fees and Services..............................................18


PART I.

ITEM 1  DESCRIPTION OF BUSINESS

      We provide computer peripherals solutions to brand name electronics manufacturers such as Lite-On Technology Corporation, Teac Corporation and Waitech International and we are a service provider to OEM customers in the design and manufacturer of portable electronic drives, burners and storage products focusing on CD-RW with DVD read/record capability. Our products are created for convenience, style and portability and offer exterior design and component engineering to provide customers with a diversified range of products and services to satisfy the customer's unique storage demands.

BACKGROUND

      As of May 27, 2003, Visual Frontier, Inc., a Delaware corporation formerly Air Test Technology, Inc. (the "Company" "we," "us" or "our"), consummated a Stock Purchase Agreement with Visual Frontier (BVI) Ltd., a corporation organized under the laws of the British Virgin Islands ("Visual"). Pursuant to the Agreement, the Company purchased all of the issued and outstanding shares of Visual common stock for 36,000,000 shares of the Company's common stock; 4,001,000 shares held by affiliates of the Company were cancelled. Our operations are conducted through Visual Frontier Precision Corp., a Taiwanese corporation and wholly-owned indirect subsidiary of us.

INDUSTRY OVERVIEW

      Personal computing has extended beyond basic personal computer, or PC, systems involving a central processing unit, or CPU, a monitor, keyboard and mouse input devices and data storage devices such as hard drives and disk drives. Today's state of the art, and even many entry-level, personal computing solutions now include a wide array of peripheral devices including communications and consumer electronics peripherals. Specifically, the ubiquity of multimedia computer devices and applications has driven the demand for a high quality, affordable, high-density storage medium. The adoption of CD-ROM technology as the mainstream optical storage medium has been fueled largely by the growth of data-intensive, graphics/audio/video-rich applications that require high-density storage media.

      Today, we believe this trend is shifting from CD-ROM technology to CD-RW and DVD based technologies for storing, displaying and distributing digital content.

      The computer peripheral and consumer electronics industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions, which creates an opportunity for the manufacturers of after-market components. Product life cycles in the computer peripheral and consumer electronics industries often range from as few as three to twelve months. We believe that success in the computer peripheral and consumer electronics industries is substantially dependent upon the ability to develop and introduce products and technologies on a timely basis with features and functions that meet changing consumer requirements at competitive prices.

      Portable re-writable optical storage drives are emerging as the preferred removable media storage device, particularly for the portable and home PC market. Increased consumer demand and the widespread adoption of CD-RW, combo and DVD+/-RW drives by the PC and laptop manufacturers are expected to contribute to significant ongoing growth in the optical storage market.

o     17% Compounded Annual Growth for Notebooks;
o As of fourth quarter 2002, at least one out of every ten notebooks requires external optical storage;
o     70% of all notebooks require combination storage; and
o global demand for external, optical combination drives is at least 1.5 million units in 2003 and growing fast.

SOURCES: NOTEBOOK PC MANUFACTURERS

OUR STRATEGY

      The computer peripheral and consumer electronics industries continue to experience rapid innovation and evolution of multimedia, digital entertainment and wireless connectivity and other devices. Optical storage devices have become one of the most cost-efficient storage solutions available. We believe that optical storage is poised for continued growth as the marketplace shifts to video storage. Although the mainstream users of optical storage have traditionally been driven by data and audio storage needs, we believe the trend has and will continue to move towards video storage, DVD RW devices, and digital photo storage devices. To execute our strategy, we:

o MONITOR INDUSTRY STANDARDS AND INCORPORATE THEM INTO OUR PRODUCTS. Our products are designed to utilize several operating systems and connectivity standards. Our company's research and development team has experience in external CD-RW USB 2.0 and IEEE 1394 compatibility.

o DEVELOP TECHNICAL INNOVATIONS THAT OFFER PRODUCTS THAT ARE THE MOST STYLISH AND TECHNOLOGICALLY ADVANCED IN THE INDUSTRY. We place great emphasis on style and performance. The design team has designed enclosures and moldings for many international branded firms including Philips and Freecom. The external optical storage market is composed mostly of manufacturers that manufacture internal drives. We believe that most manufacturers produce external optical drive models that are poorly designed and difficult to use. Our focus on external drives has always combined stylish designs with technical capability.

o PROVIDE EFFICIENT PRODUCTION TO OFFER CONSUMERS HIGH VALUE. The flexibility of our manufacturing and design services provide customers with the ability to order what is needed. We can provide products in small or large quantities to reduce unnecessary inventory.

OUR PRODUCTS AND SERVICES

      We design and manufacture optical storage solutions for brand name electronic companies.

OPTICAL STORAGE AND MEDIA PRODUCTS

      Our optical storage products include CD-ROM, DVD-ROM, and CD-RW, CD-RW + DVD combination drives, and DVD+RW drives, and optical storage media discs for these types of drives. These products record and playback general data files, digital images, digital video and digital music. DVD drives and media are higher density optical storage products relative to CD drives and media. We offer a full range of optical storage media that complement our optical storage drives. Our optical storage and media products are typically marketed under our customers' brand names.

      The marketplace for optical storage products is undergoing a transition in part to support the growing video storage demands. This new format enables users to copy and store files in the higher capacity DVD format. We believe that consumer demand for these optical storage devices is increasing due to several factors, including increased usage of data storage, audio storage and expansion into video storage. Enhanced PC functionality now allows the creation of higher resolution graphics, audio data, and the storage and playback of high performance audio-video DVD format data that are critical to business and consumer applications. We intend to continue to work closely with our customers to develop more features and lower cost solutions within this product segment.

ACCESSORIES

      We also offer a variety of accessories that includes keyboards, mice, floppy disk drives, audio and graphics cards, and modems, all of which complement our current product line. These products are principally designed for inputting and transferring data.

DESIGN AND MANUFACTURING SERVICES

      We provide design, modeling and testing services for electronics devices and appliances.

      Our "VF Total Solution" offers a diversified product and services solution that includes design, integration, and manufacture of optical storage devices and accessories. We allow customers to select those services needed in order to provide customers with flexibility and cost savings. The following are some of the services we procure:

o     Design of External Optical Storage Drives/Players & Hard-Disk Storage;
o     Design of Enclosure/Casing/Housing Kit;
o     Design of PC Peripherals Product Solutions;
o     Design, Integration and Tooling;
o     Consumer Electronics System; and
o     Electronic Accessories (Adaptor, Cable, etc.).

MANUFACTURING, DISTRIBUTION AND PRODUCT DEVELOPMENT

      We maintain both in-house and subcontract assembly. We also maintain a warehousing, customer service, and distribution center in Taipei, Taiwan.

      We typically do not have long-term contracts with our subcontract component manufacturers, instead relying on purchase orders to fulfill our product needs. As a result, it is conceivable that our manufacturers could refuse to continue to sell products to us which could cause a substantial disruption in our business operations.

      Our product development efforts include the development of a new line of external data storage devices with our own unique proprietary enclosures. Enclosures are designed for CD-RW, CD-RW + DVD combination, and DVD RW optical storage devices.

      We maintain a subcontract logistics and product development operation in Taipei, Taiwan in order to better identify new products that we may be interested in offering for sale and to assist us in qualifying manufacturing facilities. Our Taiwan operation also coordinates product purchases and product shipments from our subcontract component manufacturers in East Asia.

      We work closely with our subcontract component manufacturers and our customers to identify existing market trends, monitor sales performance of our products and predict future market trends. Following our analysis and our consultation with our subcontract component manufacturers and customers, we determine whether to offer a particular product.

      We maintain our own product development team to develop and coordinate product solutions that provide user-friendly installation, complete user manuals, installation guides, product packaging and marketing literature.

SALES AND MARKETING

      From our inception, we have been committed to a focused marketing strategy. While customers have many needs in common, each product and region has unique requirements. In order to support customers in key geographic markets, we have sales support personnel who understand the technical needs, business philosophy and culture of the customer. Our personnel are trained to respond to customer needs efficiently and effectively. We currently target brand name electronics manufacturers for external CD/CD-RW/DVD/DVD+/-RW products. Large home electronics manufacturers in the United States, Europe and Taiwan are the primary customers of our products. Our products are typically marketed and sold under our customer's brand names. We do not just offer high quality products but believes that customer service and technical support are important competitive factors in the optical storage and computer peripheral markets. We are able to provide prompt technical support to customers worldwide. Our representatives travel frequently to customer sites as part of the product development cycle and work closely with customers from design through delivery.

COMPETITION

      The markets for optical storage and computer peripherals are constantly evolving and highly competitive in Taiwan and Mainland China. Our competitors include both emerging companies with limited operating histories, such as LaCie Peripherals Inc., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than we do, such as Freecom Technologies. We expect that competition will intensify in the near future. However, we believe there are significant barriers to entry for our potential competitors.

INTELLECTUAL PROPERTY

      In September 2003, we purchased a patent for $453,824 from Chi-Dian-Lian Corp., which patent covers certain technology related to combo storage devices with USB connectors.

      We currently rely on a combination of contractual rights, copyrights, trademarks, patents and trade secrets to protect our proprietary rights. This patent was acquired by us in 2003 and terminates in ten years from the date of such acquisition. However, although certain other of our products and their constituent components could benefit from patent protection, we have chosen to retain any proprietary rights we have in such products predominantly as trade secrets. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

      We own, license or have otherwise obtained the right to use certain technologies incorporated in our products. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our product manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

      We may in the future be, notified of claims asserting that we may be infringing certain patents, trademarks and other intellectual property rights of third parties. We cannot predict the outcome of such claims and there can be no assurance that such claims will be resolved in our favor. An unfavorable resolution of such claims may have a material adverse effect on our business, prospects, financial condition and results of operations. The computer peripheral industry, and in particular, the data storage industry, has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. There can be no assurance that future intellectual property claims will not result in litigation. If infringement is established, we may be required to pay substantial damages or we may be enjoined from manufacturing and selling an infringing product. In addition, the costs of engaging in the prosecution or defense of intellectual property claims may be substantial regardless of the outcome.

EMPLOYEES

      As of April 7, 2004, we had approximately 43 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

RISK FACTORS

      An investment in our common stock involves a high degree of risk. In addition to the other information in this report, you should carefully consider the following risk factors before deciding to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY CONTINUE TO INCUR LOSSES. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

      We have not been profitable since our inception and may not be profitable in the foreseeable future. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business and have incurred significant losses. As of December 31, 2003, we had an accumulated deficit of $1,015,871. During 2003, we incurred net losses in the amount of $1,015,871. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses may result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our operations. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

FIERCE COMPETITION IN THE COMPUTER PERIPHERAL AND CONSUMER ELECTRONICS MARKETPLACE MAY CAUSE A DECLINE IN OUR REVENUES AND FORCE US TO REDUCE PRICES FOR OUR PRODUCTS.

      The market for our products is highly competitive. Our competitors for our hardware products include Freecom Technologies. We also indirectly compete against original equipment manufacturers such as BenQ Corporation to the extent that they manufacture their own computer peripheral products or incorporate in personal computer motherboards the functionalities provided by our products. We believe that the strategy of certain of our current and potential competitors is to compete largely on the basis of price, which may result in lower prices and lower margins for our products or otherwise adversely affect the market for our products. There can be no assurance that we will be able to continue to compete successfully in the marketplace.

MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO. IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO RAPID CHANGES IN THE COMPUTER PERIPHERAL AND CONSUMER ELECTRONICS INDUSTRIES.

      Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the computer peripheral and consumer electronics markets in which we compete, encompass evolving consumer requirements, provide a broad range of products and achieve market acceptance of our products. Many of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and consumer requirements or may cause us to experience significant delays in developing or introducing new products and services. These failures or delays could reduce our competitiveness, revenues, profit margins and market share.

OUR CONCENTRATION OF SALES TO TWO MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY ONE OR MORE OF THEM DECIDES TO DISCONTINUE PURCHASING OUR PRODUCTS.

      During 2003, net sales to our two largest customers represented 85% and 10%, respectively, of total net sales. Our sales and our profitability would be adversely affected if any either of these customers ceased purchasing from us. We would have no guarantee that we would be able to replace the loss of such sales with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND DECLINES.

      During the year ended December 31, 2003, sales of our computer peripheral products accounted for approximately 50% of our total net sales and MP3/MP4 players accounted for approximately the other 50%. In certain cases we have long-term contracts with our computer peripheral and consumer electronics retailers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our retailers issue purchase orders requesting the quantities of computer peripheral or consumer electronics products that they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products that could result from a general economic downturn, from changes in the computer peripheral and consumer electronics marketplaces, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our retailers, or from other causes.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN OUR PRODUCTS FROM OUR SUPPLIERS.

      Most of the components used in our products are available from multiple sources. However, we currently obtain most of our products from single or limited sources. We have, from time to time, experienced difficulty in obtaining some products. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. If our existing suppliers are unable to meet our requirements, we could be required to find other suppliers or even eliminate products from our product line. Product shortages could limit our sales capacity and also could result in lower margins due to higher product costs resulting from limited supply or the need to obtain substitute products which are available only at higher costs. Significant increases in the prices of our products could adversely affect our results of operations because our products compete on price and, therefore, we may not be able to pass along price increases to our customers. Also, an extended interruption in the supply of products or a reduction in their quality or reliability would adversely affect our financial condition and results of operations by impairing our ability to timely deliver quality products to our retailers. Delayed product deliveries due to product shortages or other factors may result in cancellation by our customers of all or part of their orders. We cannot assure you that cancellations will not occur.

OUR DEPENDENCE ON SALES OF OUR OPTICAL STORAGE AND OPTICAL MEDIA PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS IF THE MARKET FOR THOSE PRODUCTS DECLINES.

      Although we have introduced products in other segments of the computer peripheral market and in the consumer electronics market, optical storage and optical media products are expected to continue to account for a majority of our sales for at least the next year. A decline in the demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, technological changes, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on our sales and operating results.

IF WE FAIL TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE THE MARKETPLACE FOR OUR PRODUCTS, WE WILL LIKELY EXPERIENCE A SIGNIFICANT DECLINE IN OUR COMPETITIVE ADVANTAGE RESULTING IN A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. Product life cycles in the markets for our products often range from as few as three and up to twelve months. We believe that our success will be substantially dependent upon our ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing consumer requirements in a cost-effective manner. Even if we are successful in the development and market introduction of new products, we still must correctly forecast consumer demand for those products to avoid either excessive unsold inventory or excessive unfilled orders. The task of forecasting consumer demand is extremely difficult for new products for which there is little or no sales history, and for indirect channels, where our customers are not the final end-users. Moreover, whenever we offer new products, we also must successfully manage the resulting obsolescence and price erosion of our older products, as well as any resulting price protection charges and inventory returns from our retailers. Accordingly, if we are unable to keep pace with the rapid technological changes within the marketplace for our products, or unable to manage effectively the introduction of new products, our business, financial condition and results of operations will be negatively impacted.

OUR FAILURE TO FORECAST SALES IN THE VOLATILE COMPUTER PERIPHERAL AND CONSUMER ELECTRONICS MARKETPLACES COULD RESULT IN LOST REVENUES AND SIGNIFICANT LOSSES.

      We develop and market products in the highly competitive computer peripheral and consumer electronics marketplaces. Our products are very susceptible to obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life-cycles. The timing of introductions of new products can materially affect sales volumes. In addition, new product releases by competitors and accompanying price adjustments to competing products can materially and adversely affect our revenues and gross margins.

      We sell our products to large electronics companies, which sell their products to retailers such as mass merchandisers and large electronics chains, which in turn sell products primarily off-the-shelf directly to end users. Our reliance on indirect channels of distribution typically results in little or no ability to predict end-user demand. We rely upon sales forecasts provided by our customers in order to comply with order placement demands by these retailers. If these forecasts are inaccurate, we could either have excess inventory, resulting in significant finance costs and product obsolescence, or insufficient inventory, resulting in lost revenues due to our inability to promptly meet consumer demand. Accordingly, our future operating results are largely dependent on our ability to accurately predict the demand for our products. Our failure to accurately predict the demand for our products could result in significant losses from inventory obsolescence and finance charges or substantial lost revenues.

WE RELY HEAVILY ON OUR MANAGEMENT AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

      Our success is highly dependent upon the continued services of key members of our management, including our Chief Executive Officer and President, Moreal Chu. Mr. Chu has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Chu has also developed key personal relationships with our vendors and frequently is extensively involved in our sales and promotional efforts with our key customers. Consequently, the loss of Mr. Chu or one or more other key members of management could adversely affect our business.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

      Our expansion into new product categories in the computer peripheral and consumer electronics marketplaces has required and will continue to require significant investment and management attention to improve our information systems, product data management, control accounting, telecommunications and networking systems, coordination of suppliers and distribution channels, and general business processes and procedures. We are continuing to expand our product base in the consumer electronics marketplace and expect significant challenges in coordinating supply and distribution processes in what we hope will be a rapidly growing product category.

      Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified marketing, technical support, customer service, sales and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

POLITICAL AND ECONOMIC INSTABILITY IN TAIWAN COULD HAVE AN ADVERSE IMPACT ON THE SUPPLY OF OUR PRODUCTS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

      In the event of a severe political disruption in the governments of Taiwan, our ability to conduct operations might be materially and adversely affected. In addition, we acquire components and raw materials for the manufacturing of our products from a number of countries, many of which do not conduct business in United States dollars. Any severe fluctuation in the value of foreign currencies could have an adverse effect on our operations.

      Accordingly, as a result of political or economic instability in Taiwan, our operations could be materially and adversely affected.

IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

            Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC and Underwriters Laboratories as well as numerous industry standards. The failure of our products to comply, or delays in compliance, with the various existing and evolving regulations or standards could negatively impact our ability to sell our products.

OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK AND IN LITIGATION AGAINST US.

            The market prices of securities of technology-based companies have historically been highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2003, the high and low closing sale prices of a share of our common stock were $2.25 and $1.01. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

o changes in market valuations of similar companies and stock market price and volume fluctuations generally;
o economic conditions specific to the computer peripheral and consumer electronics industries;
o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
o     regulatory developments;
o     fluctuations in our quarterly or annual operating results;
o     additions or departures of key personnel; and
o     future sales of our common stock or other securities.

      The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

      Our common stock trades under the symbol "VFTR" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

      On July 1, 2003, we entered into a lease that expires on March 25, 2006 for a facility in Taipei, Taiwan, covering approximately 12,980 square feet, which we first occupied in July 2003. The rent is currently US $7,862 per month.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the OTC Bulletin Board under the symbol "VFTR." The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported on such quotation systems.

QUARTER ENDING:                                          HIGH           LOW

2002
March 31, 2002                                           $-+            $-+
June 30, 2002+                                          .005*          0.09*
September 30, 2002                                      0.06*          0.06*
December 31, 2002                                       0.07*          0.05*

2003
March 31, 2003                                          $0.06          $0.03
June 30, 2003                                            2.10          0.01
September 30, 2003                                       2.20          1.01
December 31, 2003                                        2.00          1.35
_______________

+     Bid information available commencing as of April 12, 2002.
*     No trading of our common stock occurred during these periods.

      There were approximately 3,200 record owners of our common stock as of April 7, 2004. We have not declared or paid dividends on our common stock to date and intend to retain future earnings, if any, for use in our business for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of our plan of operation should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

PLAN OF OPERATION

      We provide computer peripherals solutions to brand name electronics manufacturers and we are a service provider to OEM customers in the design and manufacturer of portable electronic drives, burners and storage products focusing on CD-RW with DVD read/record capability. Our management team has over ten years of experience and employs over forty designers and engineers designed to provide a diverse range of products and services to meet each of our client's specific needs.

      In July 2003, we opened our new sales, research and development and service center in Shin-Dian in Taipei County, Taipei, Taiwan. In October 2003, we completed development of a new lightweight, portable DVD recordable drive product to be marketed jointly with Lite-On Technology Corporation.

      We generated revenues of $1,395,112 for the fiscal year ended December 31, 2003. We incurred a net loss of $1,015,871 for the fiscal year ended December 31, 2003. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, we had a cash balance of $37,804. Based on such cash and other proceeds, we have been able to conduct our current operations but such proceeds and other resources will not be sufficient to satisfy our cash requirements for the next twelve months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of our external CD-RW and our units that combine certain CD-RW/DVD/HDD/MP3 functions and/or develop or acquire additional business operations. During 2004, we anticipate performing product research and development for MP3 wireless products, but do not anticipate purchasing or selling plant or significant equipment, or incurring significant changes in the number of our employees.

OFF-BALANCE SHEET ARRANGEMENTS

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Associated with this, we believe the following are our most critical accounting policies in that they are the most important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in the notes to the financial statements included in this Form 10-KSB. The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies are:

Revenue recognition

      We recognize revenue from the sale of goods when persuasive evidence of an arrangement exists, delivery of the product has occurred, the selling price to the buyer is fixed or determinable, and the collectibility is reasonably assured

Intangible Assets

      We account for our intangible assets in accordance with SFAS No.142, "Goodwill and Other Intangible Assets." Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives. Indefinite lived assets will tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of the patent exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed patents are expensed as incurred.

Allowance for Doubtful Accounts

      We regularly monitor and assess our risk of not collecting amounts owed to us by our customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, we record an allowance for uncollectible accounts for this risk. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Impairment on Tangible and Intangible Assets

      We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

      In January 2003, (as revised in December 2003) the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation No. 46, as revised (46R), also requires expanded disclosures by the primary beneficiary (as defined therein) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation No. 46R, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or Interpretation 46R to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

      SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

      Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

      We do not expect the impact from the aforementioned statements, pronouncements to have a material impact on our consolidated financial position or results of operations.

FORWARD LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-KSB, under the sections "Plan of Operation," "Description of Business" and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

ITEM 7.  FINANCIAL STATEMENTS

      Our financial statements and the footnotes thereto are included in the section beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A. CONTROLS AND PROCEDURES

         a. Evaluation of Disclosure Controls and Procedures:

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.    Changes in Internal Controls:

      There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors.

 NAME                   AGE    POSITION
 Moreal Chu............  42    Chief Executive Officer, President and Director
 Starcia Chang.........  42    Chief Financial Officer, Secretary and Director
 Sam Tseng.............  46    Director
 Pascal Chu............  45    Director
 Lin-Rong Chu..........  44    Director

      The following family relationships exist between or among our executive officers and directors: Moreal Chu and Starcia Chang are married and Moreal Chu, Lin-Rong Chu and Pascal Chu are all siblings. No other family relationships exist.

      MOREAL CHU has been our Chief Executive Officer, President and a member of our Board of Directors since May 2003. Since June 2003, Mr. Chu has served as the Chief Executive Officer of Visual Frontier Precision Corp., a subsidiary of ours. Since 1998, he has also served as President and General Manager of Visual Frontier Enterprise Co., Ltd. Mr. Chu graduated from the National Taipei University of Technology with a degree in industrial design.

      STARCIA CHANG has been our Chief Financial Officer, Secretary and a member of our Board of directors since May 2003. Since June 2003, Ms. Chang has served as the Chief Financial Officer of Visual Frontier Precision Corp. Since 2002, she has served as General Auditor, Business Manager and Deputy General Manager of Visual Frontier Enterprise Co., Ltd. Ms. Chang has a background in management and sales and has worked at publicly held companies such as Delta Electronics, Inc. and Slimax International Inc. Ms. Chang graduated with a law degree from Fu Jen Catholic University.

      SAM TSENG has been a member of our Board of Directors since May 2003. Since June 2003, Mr. Tseng has served as the Executive Deputy General Manager and a member of the Board of Directors of Visual Frontier Precision Corp. Since 2001, he has served as Manager of Product Development of Visual Frontier Enterprise Co., Ltd. Prior to that, Mr. Tseng was with Slimax International Inc. and Enlight Corporation. Mr. Tseng studied mechanical engineering at the National Taipei University of Technology.

      PASCAL CHU has been a member of our Board of Directors since May 2003. Since June 2003, Mr. Chu has served as the Project Manager and a member of the Board of Directors of Visual Frontier Precision Corp. Since 2001, he has been responsible for production management, model development and marketing for Visual Frontier Enterprise Co., Ltd. Prior to that, Mr. Chu worked at Good Will Instrument Co., Ltd. Mr. Chu graduated from National Chin Yi Institute of Technology with a degree in electrical engineering.

      LIN-RONG CHU has been a member of our Board of Directors since May 2003. Since June 2003, Ms. Chu has been the President and a member of the Board of Directors of Visual Frontier Precision Corp. From 1998 to 2001, Ms. Chu was an employee of New York Life Insurance Taiwan Corporation.

BOARD COMMITTEES AND DESIGNATED DIRECTORS

      The Board of Directors currently does not have any committees. As our new Board has only been in place since May 2003, we have not been able to formally establish committees of the Board. The Board of Directors intends, however, to establish the following committees in 2004: a Compensation Committee, an Audit Committee and a Nominating Committee. The Board of Directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission (the "SEC").

                  COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

      Based on our review of the Company's documents and inquiry with its managements and accountants, we believe that during fiscal year 2003, none of the officers, directors, and greater than ten-percent beneficial owners complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934. Each officer and director intends to file the forms required by Section 16(a) of the Exchange Act in 2004.

                                 CODE OF ETHICS

      On April 14, 2004, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and President and Secretary (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and other persons who perform similar functions. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-KSB. Our Code of Business Conduct and Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, during our last fiscal year to the Chief Executive Officer and President. During the last fiscal year, none of our other officers had salary and bonus greater than $100,000.


                                                            Annual Compensation
                                                   ----------------------------------------
                                       Fiscal                                                      All Other
   Name/Principal Position             Year        Salary ($)      Bonus ($)       Other ($)        Comp. ($)
   -----------------------            ------       ---------       ---------       --------        ----------
   Moreal Chu,                         2003        $45,029          $-             $-               $-
   President and General Manager

                        OPTION GRANTS IN LAST FISCAL YEAR

      We did not grant any stock options to the named executive officers or any other employees during 2003.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

      We did not grant any stock options to the named executive officers or any other employees during 2003 nor do we have any stock options outstanding as of December 31, 2003.

DIRECTOR COMPENSATION

      None of our directors received any compensation or was reimbursed for any fees in connection with each director's service as a member of the Board. Directors are not precluded from serving us in any other capacity and receiving compensation therefore.

EMPLOYMENT AGREEMENTS

      We have employment agreements with each of our 43 employees, including our officers. Each of these agreements restricts an employee from working for a competitor or an affiliate of a competitor for two years from the date such employee's employment with us is terminated. None of these employment agreements contains any compensatory plans or arrangements, including payments from us to such employees, that result from the resignation, retirement or other termination of an employee or upon any change in control of us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 1, 2004, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

                                                                         SHARES
                                                                      BENEFICIALLY              PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                                   OWNED (1)                BENEFICIALLY OWNED

J. Michael Page
1445 Marpole Avenue #409
Vancouver, British Columbia V6h 1S5 Canada..............               4,000,500                      9.0%
Moreal Chu
   No.19, Lane 1, Dairoung Rd., Sindian City, Taipei
   County 231, Taiwan ROC...............................               2,000,000                      5.9%
Starcia Chang
   No. 19, Lane 1, Dairoung Rd., Sindian City Taipei
   County 231, Taiwan (ROC).............................                   -                            -
Sam Tseng
   7F., No. 3, Lane 82, Jhuangjing Rd., Jhongli City,
   Taoyuan County 320, Taiwan (ROC).....................               1,000,000                      2.3%
Pascal Chu
  No. 13, Yule St., Gueishan Township, Taoyuan County 333,
  Taiwan (ROC)..........................................               1,000,000                      2.3%
Lin-Rong Chu
  No. 13, Yule St., Gueishan Township, Taoyuan County 333,
  Taiwan (ROC)..........................................               1,409,000                      3.2%
All executive officers and directors
   as a group (5 persons)...............................               5,409,000                     13.6%
-----------

1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to the best of our knowledge the persons named in the table have sole voting and investment power with respect to all shares of common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

      We do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In July 2003, we purchased approximately $ 409,000 of inventory and approximately $604,000 of property, plant and equipment from a company that is managed by Moreal Chu.

      During 2003, we entered into an asset purchase agreement with a company managed by Moreal Chu. This related company also provided a short-term, non-interest-bearing advance to us in the amount of approximately $540,000 to provide us with working capital.

      During 2003, we entered into a patent purchase agreement with Chi-Dian-Lian Corp., a company whose president is by Moreal Chu, our Chief Executive Officer; President and a member of our Board of Directors. The cost of the patent was $453,824.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K 50.

      A) EXHIBITS

      The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

Number   Description

2.1 Stock Purchase Agreement, dated as of May 27, 2003, by and between Visual Frontier, Inc., formerly Test Technology, Inc., a Delaware corporation and Visual Frontier (BVI) Ltd., a British Virgin Islands corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 10, 2003).

3.1(a)Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the SEC on August 8, 2001)

3.1(b)Amendment to Certificate of Incorporation of the Registrant (incorporated herein by reference to the Definitive Information Statement on Schedule 14C filed with the SEC on March 17, 2003).

3.2   Amended & Restated By-laws of the Registrant.

14    Code of Business Conduct and Ethics.

21    Subsidiaries of the Registrant.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B)    REPORTS ON FORM 8-K

       None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      During fiscal years ended December 31, 2002 and 2003, our principal independent auditor was Weinberg & Company, P.A. The following are the services provided and the amount billed:

AUDIT FEES

      The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2003 and 2002 were $57,500 and $4,665, respectively.

AUDIT RELATED FEES

      Other than the fees described under the caption "Audit Fees" above, Weinberg & Company, P.A. did not bill any fees for services rendered to us during fiscal years 2003 and 2002 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

      There were no fees billed by Weinberg & Company, P.A. for tax services during the fiscal years ended December 31, 2003 and 2002.

ALL OTHER FEES

      There were no fees billed by Weinberg & Company, P.A. for other professional services rendered during the fiscal years ended December 31, 2003 and 2002.

PRE-APPROVAL OF SERVICES

      The board pre-approves all services, including audit services, provided by our independent accountants. For audit services, the independent auditor provides the board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board before the audit commences. In 2003, our independent auditor only provided audit services for us.


                         VISUAL FRONTIER, INC. INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


  Independent auditors' report                                                                                F-2
  Consolidated balance sheet as of December 31, 2003                                                          F-3
  Consolidated statement of operations for the year ended December 31, 2003                                   F-4
  Consolidated statement of changes in stockholders' equity for the year ended December 31, 2003              F-5
  Consolidated statement of cash flows for the year ended December 31, 2003                                   F-6
  Notes to financial statements                                                                               F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Visual Frontier, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Visual Frontier, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Visual Frontier, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has a net loss of $1,015,871, a negative cash flow from operations of $975,785 for the year ended December 31, 2003 and a working capital deficiency of $1,207,920 as of December 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 8, 2004


                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                        CONSOLIDATED BALANCE SHEET AS OF
                               DECEMBER 31, 2003

                                                                   ASSETS


CURRENT ASSETS
   Cash                                                                                                  $      37,804
   Accounts receivable                                                                                          43,518
   Notes receivable-trade                                                                                       24,665
   Inventories                                                                                                 356,764
   Prepaid expenses and other current assets                                                                   181,810
                                                                                                         -------------
      Total Current Assets                                                                                     644,561

Property, plant and equipment, net                                                                             936,290
Patent, net                                                                                                    450,042
Deposits                                                                                                        23,671
                                                                                                         -------------

TOTAL ASSETS                                                                                             $   2,054,564
------------                                                                                             =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable-trade                                                                                   $     139,010
   Accounts payable                                                                                            388,202
   Accrued expenses                                                                                            127,706
   Due to related parties                                                                                    1,180,679
   Other current liabilities                                                                                    16,884
                                                                                                         -------------
      Total Current Liabilities                                                                              1,852,481
                                                                                                         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.0001 par value, 50,000,000 shares authorized,
   44,400,000 shares issued and outstanding                                                                      4,440
   Additional paid-in capital                                                                                1,206,114
   Accumulated deficit                                                                                      (1,015,871)
   Accumulated other comprehensive income                                                                        7,400
                                                                                                         -------------
      Total Stockholders' Equity                                                                               202,083
                                                                                                         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                               $   2,054,564
------------------------------------------                                                               =============

          See accompanying notes to consolidated financial statements.


                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

REVENUES                                                                                                 $   1,395,112

COST OF GOODS SOLD                                                                                           1,350,708
                                                                                                         -------------

GROSS PROFIT                                                                                                    44,404
                                                                                                         -------------
OPERATING EXPENSES
   Selling, general and administrative                                                                         969,667
   Depreciation and amortization                                                                                94,922
                                                                                                         -------------
      Total Operating Expenses                                                                               1,064,589
                                                                                                         -------------

LOSS FROM OPERATIONS                                                                                        (1,020,185)
                                                                                                         -------------

OTHER INCOME
   Interest income                                                                                                 131
   Gains on currency exchange                                                                                      102
   Other income                                                                                                  4,081
                                                                                                         -------------
      Total Other Income                                                                                         4,314
                                                                                                         -------------

NET LOSS                                                                                                 $  (1,015,871)
--------                                                                                                 =============

Net loss per share - basic and diluted                                                                   $       (0.02)
                                                                                                         =============

Weighted average number of shares outstanding - basic and diluted                                           41,030,769
                                                                                                         =============

          See accompanying notes to consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003




                                                                                                          Accumulated
                                             Common Stock                                                    Other
                                      ----------------------------     Additional       Accumulated      Comprehensive
                                         Shares          Amount      Paid-In Capital      Deficit           Income          Total
                                      ------------      ----------     -----------      -----------      -----------    -----------

Balance, December 31, 2002              36,000,000      $    3,600     $    24,971      $         -      $         -    $    28,571

Recapitalization as a result of
    merger in May 2003                   8,400,000             840            (840)               -                -              -

Return of common stock                  (4,000,000)           (400)            400                -                -              -

Common stock issued for cash             4,000,000             400       1,181,583                -                -      1,181,983

Other comprehensive income:
Net loss                                         -               -               -       (1,015,871)               -
Foreign currency translation gain                -               -               -                -            7,400
Total other comprehensive income                                                                                         (1,008,471)
                                      ------------      ----------     -----------      -----------      -----------    -----------

BALANCE, DECEMBER 31, 2003              44,400,000      $    4,440     $ 1,206,114      $(1,015,871)     $     7,400    $   202,083
--------------------------            ============      ==========     ===========      ===========      ===========    ===========

          See accompanying notes to consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      (FORMERLY AIR TEST TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                      $     (1,015,871)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                      94,922
   Changes in operating assets and liabilities:
        Accounts receivable                                                                               (43,514)
        Notes receivable-trade                                                                            (24,665)
        Inventories                                                                                      (356,764)
        Prepaid expenses and other current assets                                                        (181,810)
        Notes payable-trade                                                                               139,010
        Accounts payable                                                                                   22,154
        Accrued expenses                                                                                  127,706
        Due to related parties                                                                            246,163
        Other current liabilities                                                                          16,884
                                                                                                 ----------------
              Net Cash Used In Operating Activities                                                      (975,785)
                                                                                                 ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patent                                                                                     (57,543)
   Purchases of property, plant and equipment                                                            (685,057)
                                                                                                 ----------------
              Net Cash Used In Investing Activities                                                      (742,600)
                                                                                                 ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party loans                                                                      538,235
   Proceeds from issuance of common stock                                                               1,210,554
                                                                                                 ----------------
              Net Cash Provided By Financing Activities                                                 1,748,789
                                                                                                 ----------------

   Effect of foreign currency exchange translation                                                          7,400
                                                                                                 ----------------

NET INCREASE IN CASH                                                                                       37,804

CASH - BEGINNING OF YEAR                                                                                        -
                                                                                                 ----------------

CASH - END OF YEAR                                                                               $         37,804
------------------                                                                               ================

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2003, the Company purchased $366,048 of property, plant and equipment for which has not been paid. This is included in accounts payable.

During the year ended December 31, 2003, the Company purchased a patent from a company in which the Company's president is also the president. The patent cost $453,824, however, $396,281 has not been paid and is included in Due to Related Parties on the balance sheet.

                            VISUAL FRONTIER, INC. AND
                SUBSIDIARIES (FORMERLY AIR TEST TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003


NOTE 1    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On May 27, 2003, Visual Frontier, Inc., ("Visual" or "legal acquirer") formerly known as Air Test Technology, Inc. ("Air Test") acquired 100% of the stock of Visual Frontier (BVI), Ltd. ("BVI" or "acquiree" or "accounting acquirer") from its stockholders in exchange for 36,000,000 shares of Air Test common stock, which represented 81% of the outstanding common stock after the acquisition. BVI, who had its name changed from Boventure Holdings Limited on January 24, 2003, was incorporated in the British Virgin Islands on August 16, 2002 and did not have any assets, liabilities or operations until 2003. BVI also owns 100% of Visual Frontier Precision Corp. ("Precision"), which was incorporated under the Company Law of Republic of China on June 7, 2003. Precision is mainly engaged in the design and manufacture of optical storage and electronic accessories. Optical storage products include CD-ROM, DVD-ROM, and CD-RW, CD-RW+DVD combination drives, and DVD + RW drives, and optical storage media discs for these types of drives. The accessories include keyboards, mice, floppy disk drives, audio and graphic cards and modems.

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

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

                            VISUAL FRONTIER, INC. AND
                SUBSIDIARIES (FORMERLY AIR TEST TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

The Company was formed on August 16, 2002 and was previously in the development stage through August 6, 2003.

(A)   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission. Comparative information from the fiscal year ended December 31, 2002 is not presented as the Company did not have any operations during 2002.

(B)   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Visual and its wholly owned subsidiaries, BVI and Precision. All significant inter-company transactions and balances have been eliminated in consolidation.

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

(D)   Cash

Cash consists of deposits held in financial institutions.

(E)   Revenue Recognition

The Company recognizes revenue from the sale of goods when persuasive evidence of an arrangement exists, delivery of the product has occurred, the selling price to the buyer is fixed or determinable, and the collectibility is reasonably assured.

(F)   Notes Receivable-Trade

Notes receivable represent post-dated checks, as allowed by Taiwanese law, that the Company has received from its customers for goods or services delivered. These checks are due and payable on demand on the date indicated on the face of the check when presented at the company's bank for deposit.

(G)   Inventories

Inventories are stated at the lower of cost, determined by the weighted average method, or market. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value.

(H)   Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

                            VISUAL FRONTIER, INC. AND
                SUBSIDIARIES (FORMERLY AIR TEST TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

Gains and losses on disposal of property, plant and equipment are recorded as non-operating income or expenses. Interest from borrowings obtained to finance the acquisition or construction of property, plant and equipment is capitalized. Maintenance and repairs are expensed when incurred; major additions, improvements and replacement expenditures are capitalized.

(I) Impairment of Long-Lived Assets

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

(J) Patent

The patent is recorded at cost less accumulated amortization. The patent has been determined to have a 10 year life (See Note 5). The patent relates to certain technologies that are incorporated into the Company's products. Amortization relating to the patent was $3,782 for the year ended December 31, 2003. Amortization expense for each of the next five years is estimated to be $45,000 per year.

The Company accounts for the patent in accordance with SFAS No.142, "Goodwill and Other Intangible Assets." The patent will be tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of the patent exceeds the estimated undiscounted cash flows used in determining the fair value of the patent. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed patents are expensed as incurred.

(K) Notes Payable-Trade

Notes payable represents post-dated checks, as allowed by Taiwanese law, that the Company has issued to its vendors for goods or services received. These checks are due and payable on demand on the date indicated on the face of the check when presented at the vendor's bank for deposit.

(L) Income Taxes

The Company accounts for income taxes under the FASB SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefit for the year ended December 31, 2003, and any deferred tax asset arising from the current periods net operating loss has been fully offset by a 100% valuation allowance.

(M) Earnings (Loss) Per Share

Basic net income (loss) per common share is computed based on the weighted average common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". Diluted net income (loss) per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS No. 128. There are no common stock equivalents outstanding and if there were, they would not be considered in computing diluted net loss per common share as the effect would be anti-dilutive.

                            VISUAL FRONTIER, INC. AND
                SUBSIDIARIES (FORMERLY AIR TEST TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

(N) Foreign Currency Translation

The functional currency of Visual is the New Taiwan dollar. Financial statements for this entity are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

(O) Comprehensive Income (Loss)

The Company accounts for Comprehensive Income (Loss) under the SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components.

The foreign currency translation gain resulting from the translation of the financial statements of Visual expressed in New Taiwan dollars to United States dollars was $7,400 and is reported as Other Comprehensive Income in the condensed consolidated Statement of Changes in Stockholders' Equity.

(P)  Recent Accounting Pronouncements

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

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised (46R), also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46R, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

                            VISUAL FRONTIER, INC. AND
                SUBSIDIARIES (FORMERLY AIR TEST TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

Management does not expect the impact from these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2   ASSET PURCHASES

On July 1 and July 31, 2003, the Company entered into asset purchase agreements with another company that is managed by an officer of the Company to purchase property, plant and equipment and inventory, respectively. The related company is liquidating its business and, as assets are ready for sale, the Company plans to purchase certain assets. The Company purchased approximately $409,000 of inventory and approximately $604,000 of property, plant and equipment. During the year ended December 31, 2003, the Company determined that certain inventory items purchased in the amount of $21,835 were obsolete or slow moving and therefore proceeded to sell these inventory items at below cost for $11,160. The Company has further evaluated the inventory in order to determine its estimated net realizable value and has determined that the inventory is currently being carried at its net realizable value. The Company will continue to monitor the valuation of the inventory in order to properly reflect the inventory at its net realizable value. As of December 31, 2003, the Company has approximately $214,000 included in due to related parties relating to the inventories that were purchased (See Note 5).

                            VISUAL FRONTIER, INC. AND
                SUBSIDIARIES (FORMERLY AIR TEST TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

NOTE 3            INVENTORIES

Inventories consist of the following as of December 31, 2003:

                 Raw materials                         $   158,647
                 Work in progress                          150,978
                 Finished goods                             47,139
                                                       -----------
                                                       $   356,764
                                                       ===========

NOTE 4            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2003:

                                                               Estimated Useful
                                                                Life In Years

                 Machinery and equipment         $    450,842         5
                 Office equipment                     122,501        3-5
                 Software                             387,477        2-3
                 Leasehold improvements                66,610         2
                                                 ------------
                                                    1,027,430
                 Less: accumulated
                  depreciation and amortization       (91,140)
                                                 ------------
                                                 $    936,290
                                                 ============

NOTE 5            RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company entered into an asset purchase agreement with a company managed by an officer of the Company (See Note
2). This related company also provided a short-term, non-interest-bearing advance to the Company in the amount of approximately $540,000, which is included in due to related parties, to assist the Company with its working capital.

During the year ended December 31, 2003, the Company entered into a patent purchase agreement with a company managed by an officer of the Company. The cost of the patent was $453,824. As of December 31, 2003, the Company has $396,281 included in due to related parties relating to the patent that was purchased.

NOTE 6            COMMITMENTS AND CONTINGENCIES

In relation to the asset purchase discussed in Note 2, the Company has taken over the facilities from the other company and has entered into a new non-cancelable operating lease relating to this office space. The lease started on July 1, 2003 and ends on March 25, 2006. The lease payments are approximately $7,500 per month. During the year ended December 31, 2003, the Company incurred approximately $45,000 in rent expense related to the operating lease.

The following is a schedule of future minimum lease payments under the non-cancelable operating lease:

         2004                         $        90,176
         2005                                  90,176
         2006                                  22,544
                                      ---------------
                                      $       202,896
                                      ===============

NOTE 7            STOCKHOLDERS' EQUITY

During the year ended December 31, 2003, the Company received 4,000,000 shares of its common stock back from a previous shareholder of Air Test as part of the recapitalization in conformance with the merger agreement. The Company then issued 4,000,000 shares of its common stock for $1,181,983.



NOTE 8            GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,015,871, a negative cash flow from operations of $975,785 for the year ended December 31, 2003 and a working capital deficiency of $1,207,920 as of December 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include raising additional capital, increasing revenue by extending the Company's product line to different markets resulting from the utilization of the newly acquired patent, improving management's efficiency, reducing operation costs and enhancing its research and development ability for new products to increase the added value of the products.

NOTE 9            CONCENTRATION OF CREDIT RISK

During 2003, approximately 85% and 10%, respectively, of our total net sales were to two customers.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 29, 2004


  VISUAL FRONTIER, INC.


                                  By:     /s/ Moreal Chu
                                         ---------------------------------------
                                         Moreal Chu
                                         Chief Executive Officer, President and
                                         Director
                                         (Principal Executive Officer)


                                  By:    /s/ Starcia Chang
                                         ---------------------------------------
                                         Starcia Chang
                                         Chief Financial Officer
                                         (Principal Financial Officer)

      Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                      TITLE                            DATE

      /s/ Moreal Chu                                 Chief Executive Officer, President and      April 29, 2004
     --------------------------------------------    Director
        Moreal Chu

      /s/ Starcia Chang                              Chief Financial Officer, Secretary          April 29, 2004
     ----------------------------------------------  and Director
        Starcia Chang

      /s/ Lin-Rong Chu                               Director                                    April 29, 2004
     ----------------------------------------------
        Lin-Rong Chu

      /s/ Pascal Chu                                 Director                                    April 29, 2004
     ----------------------------------------------
        Pascal Chu

     /s/ Sam Tseng                                   Director                                    April 29, 2004
     ----------------------------------------------
        Sam Tseng



                               INDEX TO EXHIBITS


Number                        Description

2.1                           Stock Purchase  Agreement,  dated as of May 27, 2003, by and between  Visual  Frontier,
                              Inc., formerly Test Technology,  Inc., a Delaware corporation and Visual Frontier (BVI)
                              Ltd.,  a British  Virgin  Islands  corporation  (incorporated  herein by  reference  to
                              Exhibit 3.1 to the  Registrant's  Current Report on Form 8-K filed with the SEC on June
                              10, 2003).

3.1(a)                        Certificate of  Incorporation  of the Registrant  (incorporated  herein by reference to
                              Exhibit 3.1 to the Registration  Statement on Form SB-2 filed with the SEC on August 8,
                              2001).

3.1(b)                        Amendment to Certificate of Incorporation of the Registrant (incorporated herein by reference to
                              Definitive  Information  Statement  on Schedule 14C filed with the SEC on
                              March 17, 2003).

3.2                           Amended & Restated By-laws of the Registrant.

14                            Code of Business Conduct and Ethics.

21                            Subsidiaries of the Registrant.

31.1                          Certification of Chief Executive Officer pursuant to Section 302 of the  Sarbanes-Oxley
                              Act of 2002.

31.2                          Certification of Chief Financial Officer pursuant to Section 302 of the  Sarbanes-Oxley
                              Act of 2002.

32                            Certification  of Chief  Executive  Officer  and Chief  Financial  Officer  Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.
