Form 10QSB
period 2004-03-31
AIR TEST TECHNOLOGY INC
filed 2004-06-08
CIK 1103760

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10QSB

(Mark One)


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        March 31, 2004
                                ----------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________
Commission file number: _______________


                              VISUAL FRONTIER, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           DELAWARE                                         333-0883404
--------------------------------------------------------------  ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

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

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


           Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|


           As of June 4, 2004, there were 44,400,000 shares of the issuer's common stock, par value $0.0001 per share, outstanding.

           Transitional Small Business Disclosure Format (Check one):
Yes |_| No |_|

                                TABLE OF CONTENTS

PART I.              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........................1

           Item 1.   Financial Statements (Unaudited)....................................1

                     Notes to Condensed Consolidated Financial Statements (Unaudited)....5

           Item 2.   Management's Discussion and Analysis or Plan of Operation...........7

           Item 3.   Controls and Procedures............................................10

PART II.             OTHER INFORMATION..................................................11

           Item 1.   Legal Proceedings..................................................11

           Item 2.   Changes in Securities and Use of Proceeds..........................11

           Item 3.   Defaults Upon Senior Securities....................................11

           Item 4.   Submission of Matters to a Vote of Security Holders................11

           Item 5.   Other Information..................................................11

           Item 6.   Exhibits and Reports on Form 8-K...................................11

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004
                                    UNAUDITED

                                    PART I.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                           $     57,002
   Accounts receivable                                                   8,302
   Notes receivable-trade                                                1,162
   Inventories                                                         344,386
   Prepaid expenses and other current assets                           294,764
                                                                  ------------
      Total Current Assets                                             705,616

Property, plant and equipment, net                                     902,189
Patent, net                                                            447,247
Deposits                                                                35,095
                                                                  ------------

TOTAL ASSETS                                                      $  2,090,147
                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Notes payable-trade                                            $     70,672
   Accounts payable                                                     30,831
   Accrued expenses                                                    486,825
   Due to related parties                                            1,737,587
   Other current liabilities                                             4,818
                                                                  ------------
      Total Current Liabilities                                      2,330,733
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.0001 par value, 50,000,000 shares
     authorized, 44,400,000 shares issued and outstanding                4,440
   Additional paid-in capital                                        1,206,114
   Accumulated deficit                                              (1,450,442)
   Accumulated other comprehensive loss                                   (698)
                                                                  ------------
   Total Stockholders' Deficiency                                     (240,586)
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $  2,090,147
                                                                  ============

     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                    UNAUDITED

REVENUES                                                          $     61,713

COST OF GOODS SOLD                                                      64,081
                                                                  ------------

GROSS LOSS                                                              (2,368)
                                                                  ------------

OPERATING EXPENSES
   Selling, general and administrative                                 343,102
   Depreciation and amortization                                        87,724
                                                                  ------------
      Total Operating Expenses                                         430,826
                                                                  ------------

LOSS FROM OPERATIONS                                                   433,194

OTHER INCOME (EXPENSE)
   Interest income                                                          30
   Interest expense                                                        (17)
   Gains on currency exchange                                               11
   Other expense                                                        (1,700)
   Other income                                                            279
                                                                  ------------
      Total Other Income (Expense)                                      (1,397)
                                                                  ------------

NET LOSS                                                              (434,571)
                                                                  ============

   Net loss per share - basic and diluted                         $       (.01)
                                                                  ============
   Weighted average number of shares outstanding -
     basic and diluted                                              44,400,000
                                                                  ============


     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                    UNAUDITED

                                                                                                     Accumulated
                                                                      Additional                        Other
                                                 Common Stock           Paid-In      Accumulated     Comprehensive
                                             Shares        Amount       Capital        Deficit       Income/(Loss)      Total
                                           ------------ ----------- --------------  -------------  ----------------  ------------
Balance, December 31, 2003                  44,400,000     $4,440     $1,206,114    $(1,015,871)        $7,400        $ 202,083

Other comprehensive income:
   Net loss                                         --         --                      (434,571)            --               --
   Foreign currency translation loss                --         --             --             --         (8,098)              --
   Total other comprehensive income                 --         --             --             --             --         (442,669)
                                            ----------     ------     ----------    -----------         ------        ---------

BALANCE, MARCH 31, 2004                     44,400,000     $4,440     $1,206,114    $(1,450,442)        $ (698)       $(240,586)
                                            ==========     ======     ==========    ===========         ======        =========

     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                    UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $   (434,571)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation and amortization                                     87,724
   Changes in operating assets and liabilities:
   Accounts receivable                                                  35,216
   Notes receivable-trade                                               23,503
   Inventories                                                          12,378
   Prepaid expenses and other current assets                          (112,954)
   Deposits                                                            (11,424)
   Notes payable-trade                                                 (68,338)
   Accounts payable and accrued expenses                                 1,748
   Other current liabilities                                           (12,066)
                                                                  ------------
      Net Cash Used In Operating Activities                           (478,784)
                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (50,828)
                                                                  ------------
      Net Cash Used In Investing Activities                            (50,828)
                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from related parties                                   556,908
                                                                  ------------
      Net Cash Provided By Financing Activities                        556,908
                                                                  ------------

Effect of foreign currency exchange translation                         (8,098)
                                                                  ------------

NET INCREASE IN CASH                                                    19,198

CASH - BEGINNING OF PERIOD                                              37,804
                                                                  ------------

CASH - END OF PERIOD                                              $     57,002
                                                                  ============


     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                    UNAUDITED

NOTE 1      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

            On May 27, 2003, Visual Frontier, Inc., ("Visual" or "legal acquirer") formerly known as Air Test Technology, Inc. ("Air Test") acquired 100% of the stock of Visual Frontier (BVI), Ltd. ("BVI" or "acquiree" or "accounting acquirer") from its stockholders in exchange for 36,000,000 shares of Air Test common stock, which represented 81% of the outstanding common stock after the acquisition. BVI, who had its name changed from Boventure Holdings Limited on January 24, 2003, was incorporated in the British Virgin Islands on August 16, 2002 and did not have any assets, liabilities or operations until 2003. BVI also owns 100% of Visual Frontier Precision Corp. ("Precision"), which was incorporated under the Company Law of Republic of China on June 7, 2003. Precision is mainly engaged in the design and manufacture of optional storage products and electronic accessories. Optical storage products include CD-ROM, DVD-ROM, and CD-RW, CD-RW, CD-RW + DVD combination drives, and DVD + RW drives, and optical storage media discs for these types of drives. The accessories include keyboards, mice, floppy disk drives, audio and graphic cards and modems.

            As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquiree that was accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data were retroactively restated.

            During May 2003, the Board of Directors approved the change in Air Test's name from Air Test Technology, Inc. to Visual Frontier, Inc. (the "Company") to more accurately reflect the current operations of the Company as a result of the reverse merger and recapitalization.

            (A) BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

            It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2003 have been condensed or omitted; accordingly, the interim financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year.

            Comparative information for the three months ended March 31, 2003 is not presented as the Company did not have any operations during the quarter ended March 31, 2003.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                    UNAUDITED

            (B) PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of Visual and its wholly owned subsidiaries, BVI and Precision. All significant inter-company transactions and balances have been eliminated in consolidation.

            (C) USE OF ESTIMATES

            In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

            (D) EARNINGS (LOSS) PER SHARE

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

NOTE 2      RELATED PARTY TRANSACTIONS

            During the three months ended March 31, 2004, the Company received short-term non-interest bearing financing from a shareholder of the Company. The outstanding balance due to this shareholder as of March 31, 2004 was $1,112,444 and is included in due to related parties in the accompanying condensed consolidated balance sheet.

NOTE 3      GOING CONCERN

            As reflected in the accompanying financial statements, the Company has a net loss of $434,471 and a negative cash flow from operations of $478,784 for the three months ended March 31, 2004 and a working capital deficiency of $1,625,117 and a shareholders' deficiency of $240,586 as of March 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

            Management's plans include raising additional capital, increasing the revenue by extending the product line to different markets resulting from the utilization of the newly acquired patent, improving managements' efficiency, reducing operation costs and enhancing its research and development ability for new products to increase the added value of the products.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company's Annual Report on Form 10-KSB.

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

           We are focusing on the portable consumer storage hard disk market, which market has been growing and which, we believe, will continue to expand. We hope to complete research and development activities and introduce a new portable consumer storage hard disk product to the market in the third quarter of 2004. Upon introducing this product, we plan to promote it to both the wholesale and consumer markets.

           We generated revenues of $61,713 for the three month period ended March 31, 2004. We incurred a gross loss of ($2,368) for the three month period ended March 31, 2004. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

LIQUIDITY AND CAPITAL RESOURCES

           As of March 31, 2004, we had a cash balance of $57,002. Based on such cash and other proceeds, we have been able to conduct our current operations but such proceeds and other resources will be sufficient to satisfy our cash requirements only for approximately the next nine months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of our external CD-RW units that combine certain CD-RW/DVD/HDD/MP3 functions, our portable consumer storage hard disk products and/or develop or acquire additional business operations. During the quarter ended March 31, 2004, we performed product research and development for MP3 wireless products and portable consumer storage hard disk products. We expect to continue such research and development activities through at least the third quarter of 2004. We do not anticipate purchasing or selling plant or significant equipment, but we expect to decrease the number of our employees by about 15%.

OFF-BALANCE SHEET ARRANGEMENTS

           We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

           This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Associated with this, we believe the following are our most critical accounting policies in that they are the most important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in the notes to the financial statements included in this Form 10-QSB. The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies are:

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

FORWARD LOOKING STATEMENTS

           Certain statements in this Quarterly Report on Form 10-QSB, under the section "Plan of Operation," and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

ITEM 3.     CONTROLS AND PROCEDURES

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           The Company does not currently have in place formal procedures by which stockholders may recommend nominees to its board of directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

           The following exhibits are filed as part of the Quarterly Report on Form 10-QSB:

Exhibit No.             Description
-----------             -----------

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

Dated:  May 24, 2004         VISUAL FRONTIER, INC.


                             By:  /s/ Moreal Chu
                                  ---------------------------------------------
                                  Name:      Moreal Chu
                                  Title:     Chief Executive Officer, President
                                             and Director
                                             (Principal Executive Officer)

Dated:  May 24, 2004         By:  /s/ Starcia Chang
                                  ---------------------------------------------
                                  Name:      Starcia Chang
                                  Title:     Chief Financial Officer
                                             and Secretary
                                             (Principal Financial Officer)