Form 10QSB
period 2004-06-30
VISUAL FRONTIER, INC.
filed 2004-08-20
CIK 1103760

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number: _______________


                              VISUAL FRONTIER, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                      333-0883404
 ------------------------------              ----------------------------------
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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 20, 2004, there were 44,400,000 shares of the issuer's common stock, par value $0.0001 per share, outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................1

         Item 1.  Financial Statements (Unaudited)............................1

                  Notes To Condensed Consolidated Financial Statements........5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................7

         Item 3.  Controls and Procedures....................................10

PART II.          OTHER INFORMATION..........................................11

         Item 1.  Legal Proceedings..........................................11

         Item 2.  Changes in Securities and Use of Proceeds..................11

         Item 3.  Defaults Upon Senior Securities............................11

         Item 4.  Submission of Matters to a Vote of Security Holders........11

         Item 5.  Other Information..........................................11

         Item 6.  Exhibits and Reports on Form 8-K...........................11

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                                    UNAUDITED
                                    PART I.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                               $    15,069
   Accounts receivable                                     86,797
   Inventories                                            287,303
   Prepaid expenses and other current assets              351,711
                                                      -----------
     Total Current Assets                                 740,880

Property, plant and equipment, net                        829,641
Patent, net                                               430,516
Deposits                                                   24,339
                                                      -----------
TOTAL ASSETS                                          $ 2,025,376
                                                      ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Notes payable-trade                                $   217,126
   Accounts payable                                        30,434
   Accrued expenses                                       392,569
   Due to related parties                               2,046,226
   Other current liabilities                                1,919
                                                      -----------
     Total Current Liabilities                          2,688,274
                                                      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.0001 par value, 50,000,000
      shares authorized, 44,400,000 shares
         issued and outstanding                             4,440
   Additional paid-in capital                           1,206,114
   Accumulated deficit                                 (1,870,190)
   Accumulated other comprehensive loss                    (3,262)
                                                      -----------
     Total Stockholders' Deficiency                      (662,898)
                                                      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $ 2,025,376
                                                      ===========


See accompanying notes to condensed  consolidated financial statements.

                              VISUAL FRONTIER, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             UNAUDITED


                                                                                     FOR THE THREE
                                                     FOR THE THREE    FOR THE SIX    AND SIX MONTHS
                                                      MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                                        JUNE 30,        JUNE 30,        JUNE 30,
                                                          2004           2004             2003
                                                     -------------    ------------    ------------
REVENUES                                             $      91,209    $    152,922    $         --

COST OF GOODS SOLD                                         129,565         193,646              --
                                                     -------------    ------------    ------------
GROSS LOSS                                                 (38,356)        (40,724)             --
                                                     -------------    ------------    ------------
OPERATING EXPENSES
   Selling, general and administrative                     298,666         641,748          62,927
   Depreciation and amortization                            83,036         170,760              --
                                                     -------------    ------------    ------------
     Total Operating Expenses                              381,702         812,508          62,927
                                                     -------------    ------------    ------------
LOSS FROM OPERATIONS                                      (420,058)       (853,232)        (62,927)
                                                     -------------    ------------    ------------
OTHER INCOME (EXPENSE)                                         310          (1,087)              4
                                                     -------------    ------------    ------------
NET LOSS                                             $    (419,748)   $   (854,319)   $    (62,923)
                                                     =============    ============    ============
   Net loss per share - basic and diluted            $        (.01)   $       (.02)   $       (.00)
                                                     =============    ============    ============
   Weighted average number of shares
    outstanding - basic and diluted                     44,400,000      44,400,000    $ 37,586,667
                                                     =============    ============    ============


              See accompanying notes to condensed consolidated financial statements.



                                          VISUAL FRONTIER, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                         UNAUDITED


                                                                                                ACCUMULATED
                                                COMMON STOCK        ADDITIONAL                     OTHER
                                        ------------------------     PAID-IN     ACCUMULATED   COMPREHENSIVE
                                          SHARES        AMOUNT       CAPITAL       DEFICIT      INCOME(LOSS)      TOTAL
                                        ----------   -----------   -----------   -----------   ------------    -----------
Balance, December 31, 2003              44,400,000   $     4,440   $ 1,206,114   $(1,015,871)   $     7,400    $   202,083
Net loss                                        --            --            --      (854,319)            --             --
Other comprehensive income:
   Foreign currency translation loss            --            --            --            --        (10,662)            --
   Total other comprehensive income             --            --            --            --             --       (864,981)

BALANCE, JUNE 30, 2004                  44,400,000   $     4,440   $ 1,206,114   $(1,870,190)   $    (3,262)   $  (662,898)


                          See accompanying notes to condensed consolidated financial statements.



                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                    FOR THE      FOR THE
                                                   SIX MONTHS   SIX MONTHS
                                                     ENDED        ENDED
                                                    JUNE 30,     JUNE 30,
                                                     2004          2003
                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(854,319)   $ (62,923)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                   170,760           --
   Changes in operating assets and liabilities:
     Accounts receivable                             (43,279)          --
     Notes receivable-trade                           18,835           --
     Inventories                                      69,461           --
     Prepaid expenses and other current assets      (163,571)     (25,181)
     Deposits                                           (668)          --
     Notes payable-trade                              78,116           --
     Accounts payable and accrued expenses           (92,905)      59,669
     Other current liabilities                       (14,965)       4,153
                                                   ---------    ---------
       Net Cash Used In Operating Activities        (833,035)     (24,282)
                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from issuance of Common Stock                 --       28,571
   Purchases of property, plant and equipment        (44,585)          --
                                                   ---------    ---------
       Net Cash Used In Investing Activities         (44,585)      28,571
                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from related parties                 865,547           --
                                                   ---------    ---------
       Net Cash Provided By Financing Activities     865,547           --
                                                   ---------    ---------
Effect of foreign currency exchange translation      (10,662)          --
                                                   ---------    ---------
NET DECREASE IN CASH                                 (22,735)       4,289

CASH - BEGINNING OF PERIOD                            37,804           --
                                                   ---------    ---------
CASH - END OF PERIOD                               $  15,069    $   4,289
                                                   =========    =========


     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

          (A)  ORGANIZATION

          On May 27, 2003, Visual Frontier, Inc., ("Visual" or "legal acquirer") formerly known as Air Test Technology, Inc. ("Air Test") acquired 100% of the stock of Visual Frontier (BVI), Ltd. ("BVI" or "acquiree" or "accounting acquirer") from its stockholders in exchange for 36,000,000 shares of Air Test common stock, which represented 81% of the outstanding common stock after the acquisition. BVI, who had its name changed from Boventure Holdings Limited on January 24, 2003, was incorporated in the British Virgin Islands on August 16, 2002 and did not have any assets, liabilities or operations until 2003. BVI also owns 100% of Visual Frontier Precision Corp. ("Precision"), which was incorporated under the Company Law of Republic of China on June 7, 2003. Precision is mainly engaged in the design and manufacture of optical storage products and electronic accessories. Optical storage products include CD-ROM, DVD-ROM, and CD-RW, CD-RW, CD-RW + DVD combination drives, and DVD + RW drives, and optical storage media discs for these types of drives. The accessories include keyboards, mice, floppy disk drives, audio and graphic cards and modems.

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

          (B)  BASIS OF PRESENTATION

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

          (C)  PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BVI and Precision. All significant inter-company transactions and balances have been eliminated in consolidation.

          (D)  USE OF ESTIMATES

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

          (E)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

          The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, accrued liabilities, and other current liabilities approximate fair value because of their short maturities.

          (F)  LOSS PER COMMON SHARE

          Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

          (G)  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The condensed consolidated financial statements as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited year-end consolidated financial statements in the Company's Annual Report on Form 10-KSB.

NOTE 2    RELATED PARTY TRANSACTIONS

          During the six months ended June 30, 2004, the Company received short-term non-interest bearing financing from a shareholder of the Company. The outstanding balance due to this shareholder as of June 30, 2004 was $1,321,481 and is included in due to related parties in the accompanying condensed consolidated balance sheet.

NOTE 3    GOING CONCERN

          As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $854,319 and a negative cash flow from operations of $833,035 for the six months ended June 30, 2004, and has a working capital deficiency of $1,947,394 and a shareholders' deficiency of $662,898 as of June 30, 2004. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Management's plans include raising additional capital, increasing the revenue by extending the product line to different markets resulting from the utilization of the newly acquired patent, improving managements' efficiency, reducing operation costs and enhancing its research and development ability for new products to increase the added value of the products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with our Annual Report on Form 10-KSB.

BACKGROUND

          As of May 27, 2003, Visual Frontier, Inc., a Delaware corporation formerly known as Air Test Technology, Inc. (the "Company" "we," "us" or "our"), consummated a Stock Purchase Agreement with Visual Frontier (BVI) Ltd., a corporation organized under the laws of the British Virgin Islands ("Visual BVI"). Pursuant to the Stock Purchase Agreement, we purchased all of the issued and outstanding shares of Visual BVI common stock for 36,000,000 shares of our common stock.

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

RESULTS OF OPERATIONS

          Due to the fact that we did not become commence operations and become a reporting company until after May 27, 2003, we did not have any revenues for the three and six months ended June 30, 2003. During this time period, we had general and administrative expenses and loss from operations of $62,927, respectively, and a net loss of $62,923. For this subsection, we do not believe that comparisons between the three and six months ended June 30, 2004 to the same periods in 2003 would be informative or helpful and, therefore, we have only provided a discussion of our operations for the three and six months ended June 30, 2004.

THREE AND SIX MONTHS ENDED JUNE 30, 2004

          REVENUES. Revenues were $91,209 in the three months ended June 30, 2004 and $152,922 in the six months ended June 30, 2004.

          COST OF GOODS SOLD. Cost of goods sold were $129,565 in the three months ended June 30, 2004 and $193,646 in the six months ended June 30, 2004. As a percentage of revenues, cost of goods sold were 142.1% in the three months ended June 30, 2004 and 126.6% in the six months ended June 30, 2004. Gross loss was $38,356 in the three months ended June 30, 2004 and $40,724 in the six months ended June 30, 2004. As a percentage of revenues, gross loss was 42.1% in the six months ended June 30, 2004 and 26.6% in the six months ended June 30, 2004.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $298,666 in the three months ended June 30, 2004 and $641,748 in the six months ended June 30, 2004. As a percentage of revenues, selling, general and administrative expenses were 327.5% in the three months ended June 30, 2004 and 419.7% in the six months ended June 30, 2004.

          RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $10,900 in the three months ended June 30, 2004 and $56,767 in the six months ended June 30, 2004. As a percentage of revenues, research and development expenses were 12% in the three months ended June 30, 2004 and 37.1% in the six months ended June 30, 2004.

          NET LOSS. Net loss was $419,748 and $854,319, respectively for the three and six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

          As reflected in the accompanying condensed consolidated financial statements, we have a net loss of $854,319 and a negative cash flow from operations of $833,035 for the six months ended June 30, 2004, and has a working capital deficiency of $1,947,394 and a shareholders' deficiency of $662,898 as of June 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

          Our management's plans include raising additional capital, increasing the revenue by extending the product line to different markets resulting from the utilization of the newly acquired patent, improving managements' efficiency, reducing operation costs and enhancing our research and development ability for new products to increase the added value of the products.

As of June 30, 2004, we had a cash balance of $15,069. Such cash and other proceeds will be sufficient to satisfy our cash requirements only for approximately the next nine months. Therefore, we will be required to raise additional funds in the very near future. During the next few months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of our external CD-RW units that combine certain CD-RW/DVD/HDD/MP3 functions, our portable consumer storage hard disk products and/or develop or acquire additional business operations. During the quarter ended June 30, 2004, we performed product research and development for MP3 wireless products and portable consumer storage hard disk products. We expect to continue such research and development activities through at least the third quarter of 2004. We do not anticipate purchasing or selling plant or significant equipment, but we have recently decreased the number of our employees by about 15%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB No. 105, but does not anticipate that SAB No. 105 will have a material impact on the Company's financial statements.

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

FORWARD LOOKING STATEMENTS

          Certain statements in this Quarterly Report on Form 10-QSB, under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

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

          b. Changes in Internal Controls:

          There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          The following exhibits are filed as part of the Quarterly Report on Form 10-QSB:

EXHIBIT NO.         DESCRIPTION
-----------         ------------------------------------------------------------
   31.1             Certification  of the President and Chief Executive  Officer
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2             Certification  of the Chief  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certifications of the President and Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

          None.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 20, 2004                       VISUAL FRONTIER, INC.


                                              By:  /s/ Moreal Chu
                                                 -------------------------------
                                                 Name:  Moreal Chu
                                                 Title: Chief Executive Officer,
                                                        President and Director
                                                        (Principal Executive
                                                         Officer)


Dated:  August 20, 2004                       By:  /s/ Starcia Chang
                                                 -------------------------------
                                                 Name:  Starcia Chang
                                                 Title: Chief Financial Officer
                                                        and Secretary
                                                        (Principal Financial
                                                         Officer)