Form 10QSB
period 2004-09-30
VISUAL FRONTIER, INC.
filed 2004-11-22
CIK 1103760

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        September 30, 2004
                               --------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number: _______________

                              VISUAL FRONTIER, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                     333-0883404
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
               Organization)                               Identification No.)

                             7F, NO. 50 CHIUAM ROAD
                                 SHIN-DIEN CITY
                            TAIPEI HSIEN, TAIWAN ROC
                    (Address of Principal Executive Offices)

                                 886-2-6629-9233
                (Issuer's Telephone Number, including area code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 18, 2004, there were 44,400,000 shares of the issuer's common stock, par value $0.0001 per share, outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................................1

         Item 1.  Financial Statements (Unaudited)..............................................................1

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........7

         Item 3.  Controls and Procedures......................................................................10

PART II.          OTHER INFORMATION............................................................................11

         Item 1.  Legal Proceedings............................................................................11

         Item 2.  Changes in Securities and Use of Proceeds....................................................11

         Item 3.  Defaults Upon Senior Securities..............................................................11

         Item 4.  Submission of Matters to a Vote of Security Holders..........................................11

         Item 5.  Other Information............................................................................11

         Item 6.  Exhibits.....................................................................................11

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                     PART I.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                     ASSETS

                                                                            SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                                            ------------------   -----------------
                                                                               (UNAUDITED)
CURRENT ASSETS
   Cash                                                                        $     2,641          $    37,804
   Accounts receivable                                                              81,340               43,518
   Notes receivable-trade                                                               --               24,665
   Inventories                                                                     299,816              356,764
   Prepaid expenses and other current assets                                       243,749              181,801
                                                                               -----------          -----------
     Total Current Assets                                                          627,546              644,561

Property, plant and equipment, net                                                 726,688              936,290
Patent, net                                                                        416,127              450,042
Deposits                                                                            24,167               23,671
                                                                               -----------          -----------

TOTAL ASSETS                                                                   $ 1,794,528          $ 2,054,564
                                                                               ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Notes payable-trade                                                            $ 31,865            $ 139,010
   Accounts payable                                                                  3,124              388,202
   Accrued expenses                                                                 73,128              127,706
   Due to related parties                                                        2,529,485            1,180,679
   Other current liabilities                                                         9,227               16,884
                                                                               -----------          -----------
     Total Current Liabilities                                                   2,646,829            1,852,481
                                                                               -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.0001 par value, 50,000,000 shares authorized, 44,400,000
   shares issued and outstanding                                                     4,440                4,440
   Additional paid-in capital                                                    1,206,114            1,206,114
   Accumulated deficit                                                          (2,058,240)          (1,015,871)
   Accumulated other comprehensive loss                                             (4,615)               7,400
                                                                               -----------          -----------
     Total Stockholders' Deficiency                                               (852,301)             202,083
                                                                               -----------          -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $ 1,794,528          $ 2,054,564
                                                                               ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                           --------------------------------   -------------------------------
                                               2004             2003               2004           2003
                                            ------------    ------------       ------------    ------------
REVENUES                                    $    160,092    $     11,160       $    313,014    $     11,160

COST OF GOODS SOLD                                32,510          21,835            226,156          21,835
                                            ------------    ------------       ------------    ------------

GROSS PROFIT (LOSS)                              127,582         (10,675)            86,858         (10,675)
                                            ------------    ------------       ------------    ------------

OPERATING EXPENSES
   Selling, general and administrative           189,453         440,400            831,201         505,177
   Depreciation and amortization                 128,365          40,727            299,125          40,727
                                            ------------    ------------       ------------    ------------
     Total Operating Expenses                    317,818         481,127          1,130,326         545,904
                                            ------------    ------------       ------------    ------------

LOSS FROM OPERATIONS                            (190,236)       (491,802)        (1,043,468)       (556,579)

OTHER INCOME                                       2,186           1,803              1,099           1,797
                                            ------------    ------------       ------------    ------------

NET LOSS                                    $   (188,050)   $   (489,999)      $ (1,042,369)   $   (554,782)
                                            ============    ============       ============    ============

   Net loss per share - basic and diluted   $       (.00)   $       (.01)      $       (.02)   $       (.01)
                                            ============    ============       ============    ============

   Weighted average number of shares
   outstanding - basic and diluted            44,400,000      44,400,000         44,400,000      39,876,923
                                            ============    ============       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                    UNAUDITED

                                                                     Additional                 Accumulated
                                                                       Paid-                      Other
                                               Common Stock             In        Accumulated  Comprehensive
                                          Shares         Amount       Capital       Deficit     Income/(Loss)      Total
                                        ----------    -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2003              44,400,000    $     4,440   $ 1,206,114   $(1,015,871)   $     7,400    $   202,083
Other comprehensive income:
   Net loss                                                                        (1,042,369)
   Foreign currency translation loss            --             --            --            --        (12,015)            --
   Total other comprehensive income             --             --            --            --             --     (1,054,384)
                                        ----------    -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 2004             44,400,000    $     4,440   $ 1,206,114   $(2,058,240)   $    (4,615)   $  (852,301)
                                        ----------    -----------   -----------   -----------    -----------    -----------

     See accompanying notes to condensed consolidated financial statements.

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                              Nine Months Ended    Nine Months Ended
                                                                             September 30, 2004   September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(1,042,369)        $  (554,782)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   299,125              40,727
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (37,822)             (8,805)
     Notes receivable-trade                                                           24,665                  --
     Inventories                                                                      56,948            (424,416)
     Prepaid expenses and other current assets                                       (61,939)           (127,820)
     Deposits                                                                           (496)            (23,671)
     Notes payable-trade                                                            (107,145)                 --
     Accounts payable and accrued expenses                                          (439,656)            647,512
     Other current liabilities                                                        (7,657)             20,146
                                                                                 -----------         -----------
       Net Cash Used In Operating Activities                                      (1,316,346)           (431,109)
                                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                        (55,201)           (632,767)
                                                                                 -----------         -----------
       Net Cash Used In Investing Activities                                         (55,201)           (632,767)
                                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from related parties                                               1,348,806           1,210,554
                                                                                 -----------         -----------
       Net Cash Provided By Financing Activities                                   1,348,806           1,210,554
                                                                                 -----------         -----------

Effect of foreign currency exchange translation                                      (12,422)              7,400
                                                                                 -----------         -----------

NET (DECREASE) INCREASE IN CASH                                                      (35,163)            154,078

CASH - BEGINNING OF PERIOD                                                            37,804                  --

CASH - END OF PERIOD                                                             $     2,641         $   154,078
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

                     VISUAL FRONTIER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A)   ORGANIZATION

      On May 27, 2003, Visual Frontier, Inc., ("Visual" or "legal acquirer") formerly known as Air Test Technology, Inc. ("Air Test") acquired 100% of the stock of Visual Frontier (BVI), Ltd. ("BVI" or "acquiree" or "accounting acquirer") from its stockholders in exchange for 36,000,000 shares of Air Test common stock, which represented 81% of the outstanding common stock after the acquisition. BVI, who had its name changed from Boventure Holdings Limited on January 24, 2003, was incorporated in the British Virgin Islands on August 16, 2002 and did not have any assets, liabilities or operations until the second quarter of 2003. BVI also owns 100% of Visual Frontier Precision Corp. ("Precision"), which was incorporated under the Company Law of Republic of China on June 7, 2003. Precision is mainly engaged in the design and manufacture of optical storage products and electronic accessories. Optical storage products include CD-ROM, DVD-ROM, and CD-RW, CD-RW, CD-RW + DVD combination drives, and DVD + RW drives, and optical storage media discs for these types of drives. The accessories include keyboards, mice, floppy disk drives, audio and graphic cards and modems.

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

      (C)   PRINCIPLES OF CONSOLIDATION

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

      (D)   USE OF ESTIMATES

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

      The carrying amounts of the Company's financial instruments, including cash, accounts receivable, trade notes payable, accounts payable, accrued liabilities, and other current liabilities approximate fair value because of their short maturities.

      (E)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

      (F)   LOSS PER COMMON SHARE

      The condensed consolidated financial statements as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited year-end consolidated financial statements in the Company's annual report form 10-KSB.

NOTE 2 RELATED PARTY TRANSACTIONS

      During the nine months ended September 30, 2004, the Company received short-term non-interest bearing financing from a shareholders of the Company. The outstanding balance due to this shareholder as of September 30, 2004 was $1,321,150 and is included in due to related parties in the accompanying condensed consolidated balance sheet. During the nine months ended September 30, 2004, The Company also received short-term non-interest bearing financing from three directors of the company totaling $497,305, which is also included in the due to related parties balance at September 30, 2004.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments." This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 4 GOING CONCERN

      As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $1,042,369 and a negative cash flow from operations of $1,316,346 for the nine months ended September 30, 2004, and has a working capital deficiency of $2,019,283 and a stockholders' deficiency of $852,301 at September 30, 2004. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

FORWARD-LOOKING STATEMENTS

      Certain statements in this Quarterly Report on Form 10-QSB and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: uncertainty as to our ability to enter into financings to fund our business plans, competition in our existing and potential future lines of business, our lack of long-term purchase orders or commitment from our customers, acceptance of optical storage and media products in the marketplace, our inability to keep pace with rapid technological changes in the marketplace in which we compete, especially in light of our need for available capital, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

BACKGROUND

      As of May 27, 2003, Visual Frontier, Inc., a Delaware corporation formerly known as Air Test Technology, Inc. ("we," "us" or "our"), consummated a Stock Purchase Agreement with Visual Frontier (BVI) Ltd., a corporation organized under the laws of the British Virgin Islands ("Visual BVI"). Pursuant to the Stock Purchase Agreement, we purchased all of the issued and outstanding shares of Visual BVI common stock for 36,000,000 shares of our common stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues. Revenues for the three months ended September 30, 2004 were $160,092 compared to $11,160 for the three months ended September 30, 2003. The increase in revenues for the three months ended September 30, 2004 was due to an increase in sales during such period as compared to the three months ended September 30, 2003.

      Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2004 was $32,510, or 20.3% of revenues, as compared to $21,835, or 195.6% of revenues, for the three months ended September 30, 2003. The increase in cost of goods sold was due to an increase in sales during the three months ended September 30, 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $189,453, or 118.3% of revenues, for the three months ended September 30, 2004, as compared to $440,400, or 394.6% of revenues, for the three months ended September 30, 2003. The decrease in selling, general and administrative expenses was the result of the downsizing of our operations due to a significant decrease in resources available to us.

      Research and Development Expenses. Research and development expenses were $0 for the three months ended September 30, 2004 compared to $303,570 for the three months ended September 30, 2003. The decrease in research and development expenses was the result of our reducing our research and development efforts due to a significant decrease in resources available to us.

      Net Loss. Net loss for the three months ended September 30, 2004 was ($188,050) compared to net loss of ($489,999) for the three months ended September 30, 2003. The decrease in net loss was primarily due to the significant decrease in research and development expenses and selling, general and administrative expenses, partially offset by the increase in amortization and depreciation expense.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues. Revenues for the nine months ended September 30, 2004 were $313,014 compared to $11,160 for the nine months ended September 30, 2003. The increase in revenues for the nine months ended September 30, 2004 was due to an increase in sales during such period as compared to the nine months ended September 30, 2003. This increase in sales during the nine months ended September 30, 2004 as compared to the same period in 2003 was partially the result of our commencing operations in the second quarter of 2003.

      Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2004 was $226,156, or 72.3% of revenues, as compared to $21,835, or 195.6%
of revenues, during the nine months ended September 30, 2003. The increase in cost of goods sold was due to the increase in sales during the nine months ended September 30, 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $831,201, or 265.5% of revenues, for the nine months ended September 30, 2004, as compared to $505,177, or 4,526.7% of revenues, for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses was primarily due to an increase in salary expense for the nine months ended September 30, 2004 as a result of our expansion in early 2004.

      Research and Development Expenses. Research and development expenses were $40,350 for the nine months ended September 30, 2004 compared to $337,560 for the nine months ended September 30, 2003. The decrease in research and development expenses for the nine months ended September 30, 2004 was due to the fact that planned research and development projects were completed in 2003 and early 2004 and we reduced our research and development efforts thereafter due to a significant decrease in resources available to us.

      Net Loss. Net loss for nine months ended September 30, 2004 was ($1,042,369) compared to net loss of ($556,579) for the nine months ended September 30, 2003. While we increased our revenues and decreased research and development expenses for the nine months ended September 30, 2004, the increases in selling, general and administrative expenses and depreciation and amortization resulted in the increase in net loss during this period.

LIQUIDITY AND CAPITAL RESOURCES

      As reflected in the accompanying condensed consolidated financial statements, we have a net loss of $1,042,369 and a negative cash flow from operating activities of $1,316,346 for the nine months ended September 30, 2004, and has a working capital deficiency of $2,019,283 and a stockholders' deficiency of $852,301 as of September 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. As of September 30, 2004, we had a cash balance of $2,641. Such cash and other proceeds will be sufficient to satisfy our cash requirements only for approximately the next three months, after which time we will need to obtain additional financing. We can make no assurances that we will be able to obtain additional financing, or that if we do obtain such financing, that the terms of such financing will be commercially reasonable. If we obtain additional financing, the terms of such financing may require the us to sell our equity securities or enter into convertible debt arrangements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The outcome of these uncertainties cannot be assured.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. We have not yet completed its evaluation of SAB No. 105, but does not anticipate that SAB No. 105 will have a material impact on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

      We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

Dated:  November 22, 2004              VISUAL FRONTIER, INC.

                                       By: /s/ Moreal Chu
                                          --------------------------------------
                                          Name:   Moreal Chu
                                          Title:  Chief Executive Officer,
                                                  President and Director
                                                  (Principal Executive Officer)

Dated:  November 22, 2004              By: /s/ Starcia Chang
                                          --------------------------------------
                                           Name:  Starcia Chang
                                           Title: Chief Financial Officer
                                                  and Secretary
                                                  (Principal Financial Officer)